Form 10-Q
period 1996-06-30
WELLS FINANCIAL CORP
filed 1996-08-14
CIK 934739

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended            June 30, 1996

or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to ___________________

                           Commission File Number 0-25342

                               Wells Financial Corp.
               (Exact name of Registrant as Specified in Its Charter)

       Minnesota                                            41-1799504
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.

                53 1st Street S.W., P.O. Box 310, Wells MN 56097
                    (Address of principal executive offices)

                                  (507)553-3151
              (Registrant's Telephone Number, including Area Code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check by x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                    |X| Yes     |_| No

The number of share outstanding of each of the issuer's classes of common stock as of July 22, 1996:

               Class                                       Outstanding
 $.10 par value per share, common stock                 2,078,125 Shares

                       WELLS FINANCIAL CORP. and SUBSIDIARIES

                                     FORM 10-Q
                                       INDEX



PART I - FINANCIAL INFORMATION:                                            Page


Item 1.  Financial Statements

         Consolidated Statements of Financial Condition                     1

         Consolidated Statements of Income                                  2

         Consolidated Statement of Stockholders equity                      3

         Consolidated Statements of Cash Flows                              4

         Notes to Consolidated Financial Statements                       5-6

Item 2.  Management's Discussion and Analysis of

         Financial Condition and Results of Operations                   7-11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  12

Item 2.  Changes in Securities                                              12

Item 3.  Defaults upon Senior Securities                                    12

Item 4.  Submission of Matters to a Vote of Security Holders                12

Item 5.  Other Information                                                  12

Item 6.  Exhibits and Reports on Form 8-K                                   12


Signatures                                                                  13

                       WELLS FINANCIAL CORP. and SUBSIDIARIES
                   Consolidated Statements of Financial Condition
                        June 30, 1996 and December 31, 1995
                               (Dollars in Thousands)
                                    (Unaudited)

ASSETS
                                              1996                1995

Cash and  cash equivalents                 $  3,509             $ 8,192
Certificates of deposit                         200                 800
Securities available for sale                 6,742               6,753
Securities held to maturity (approximate
  market value $4,753 at June 30, 1996
  and $4,190 at December 31, 1995)            4,800               4,199
Mortgage-backed securities available for
  sale                                          658                 867
Loans held for sale                             387               1,944
Loans receivable, net                       172,168             169,670
Accrued interest receivable                   1,193               1,120
Foreclosed real estate                           33                  29
Premises and equipment                        1,632               1,237
Other assets                                    465                 347
                                            -------             -------
            TOTAL ASSETS                   $191,787            $195,158
                                            =======             =======

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits                                $147,792            $146,686
   Borrowed funds                            14,500              18,000
   Advances from borrowers for taxes
    and insurance                               686                 683
   Income taxes:
      Current                                    84                  54
      Deferred                                  261                 340
   Accrued interest payable                     337                 221
   Accrued expenses and other
    liabilities                                 367                 322
                                            -------             -------
            TOTAL LIABILITIES              $164,027            $166,306
                                            -------             -------


STOCKHOLDERS' EQUITY:
   Common stock, $.10 par value;
    authorized 7,000,000 shares;
    issued 2,187,500 shares                $    219            $    219
   Additional paid in capital                16,557              16,537
   Retained earnings, substantially
     restricted                              13,649              12,786
   Unrealized appreciation (depreciation)
     on securities available for sale,
     net of related deferred taxes              224                 318
   Unearned ESOP shares                        (952)             (1,008)
   Unearned compensation restricted stock
     awards                                    (784)                  -
   Treasury stock at cost                    (1,153)                  -
                                            -------             -------
            TOTAL STOCKHOLDERS' EQUITY     $ 27,760            $ 28,852
                                            -------             -------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                   $191,787            $195,158
                                            =======             =======


                  (See Notes to Consolidated Financial Statements)


                       WELLS FINANCIAL CORP. and SUBSIDIARIES
                         Consolidated Statements of Income
                               (Dollars in Thousands)
                                    (Unaudited)


                                       Three Months Ended          Six Months Ended
                                            June 30                    June 30
                                    -------------------------  -------------------------
                                        1996        1995           1996        1995
                                     ----------- ------------   ----------- ------------
Interest and dividend income
   Loans receivable:
      First mortgage loans            $   2,784    $   2,659     $   5,611    $   5,241
      Consumer and other loans              489          408           973          769
   Investment securities and
     certificates of deposit                310          232           277          421
                                          -----        -----         -----        -----
       Total interest income          $   3,583    $   3,299     $   7,161    $   6,431
                                          -----        -----         -----        -----
Interest Expense
   Deposits                           $   1,784    $   1,764     $   3,572    $   3,403
   Borrowed funds                           222          233           460          606
                                          -----        -----         -----        -----
       Total interest expense         $   2,006    $   1,997     $   4,032    $   4,009
                                          -----        -----         -----        -----
       Net interest income            $   1,577    $   1,302     $   3,129    $   2,422
Provision for loan losses                    45           45            90           76
                                          -----        -----         -----        -----
       Net interest income after
        provision for loan losses     $   1,532    $   1,257     $   3,039    $   2,346
                                          -----        -----         -----        -----
Non-interest income
   Gain on sale of loans originated
     for sale                         $      22    $      10     $      79    $      12
   Gain on sale of other assets              16            -            19            -
   Loan origination and commitment
     fees                                    33            4            60            5
   Loan servicing fees                       53           46           102           93
   Insurance commissions                     65           58           167          107
   Fees and service charges                  56           53           111          104
   Other                                     12           16            18           23
                                          -----        -----         -----        -----
       Total non-interest income       $    257    $     187      $    556    $     347
                                          -----        -----         -----        -----
Non-interest expense
   Compensation and benefits           $    478    $     459      $    953     $    893
   Occupancy and equipment                  179          138           317          273
   SAIF deposit insurance premium            84           84           168          168
   Data processing                          169           63           240          134
   Professional fees                         19           19            37           37
   Advertising                               40           35            72           70
   Other                                    219          145           346          289
       Total non-interest expense      $  1,188    $     943       $ 2,133     $  1,864
                                          -----        -----         -----        -----
       Income before taxes             $    601    $     501       $ 1,462     $    829
Income tax expense                          238          198           599          329
                                          -----        -----         -----        -----
       Net Income                      $    363    $     303       $   863     $    500
                                          =====        =====         =====        =====
Earnings per common share
       Primary and fully diluted (1)   $   0.19    $    0.13       $  0.43     $   0.13
                                          =====        =====         =====        =====

Weighted average number of common
  shares outstanding:
       Primary and fully diluted      2,022,701    2,049,250     2,022,701    2,049,250
                                      =========    =========     =========    =========

(1). Earnings per common share for the three and six month periods ended June 30, 1995 are based on earnings from April 11, 1995, the date of conversion, to June 30, 1995.

                  (See Notes to Consolidated Financial Statements)




                     WELLS FINANCIAL CORP. and SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                     For the Six Months Ended June 30, 1996
                             (Dollars in Thousands)
                                   (Unaudited)



                                                      Net unrealized
                                                       appreciation                    Unearned
                                                      Net unrealized                   Employee
                                                       appreciation      Unearned      Unearned
                                                      (depreciation)     Employee    Compensation
                              Additional               on securities       Stock      Restricted                     Total
                     Common     Paid-In     Retained     available       Ownership      Stock         Treasury    Stockholders'
                     Stock      Capital     Earnings     for sale       Plan shares     Awards         Stock         Equity
                     ------   ----------    --------  ---------------   -----------  ------------     --------     ------------

December 31, 1995   $   219   $   16,537  $   12,786   $      318       $   (1,008)  $       -      $      -      $    28,852

Net income for the
six months ended
June 30, 1996             -            -         863            -                -           -             -              863

Net change in
unrealized
appreciation
(depreciation)
on securities
available for
sale, net of
related deferred
taxes                     -            -           -          (94)               -           -             -              (94)

Treasury stock
purchases                 -            -           -            -                -           -        (1,153)          (1,153)

Purchase of
unearned
compensation
restricted stock
awards                    -            -           -            -                -         (940)           -             (940)

Amortization of
restricted stock
awards                    -            -           -            -                -          156            -              156

Earned employee
stock ownership
plan shares               -           20           -            -               56            -            -               76
                     ------    ---------   ---------    ---------        ---------    ---------      --------      ----------
Balance,
June 30, 1996       $   219   $   16,557  $   13,649   $      224       $     (952)  $     (784)    $ (1,153)     $    27,760
                     ======    =========   =========    =========        =========    =========      ========      ==========




                  (See Notes to Consolidated Financial Statements)

                       WELLS FINANCIAL CORP. and SUBSIDIARIES
                        Consolidated Statements of Cash Flow
                      Six Months Ended June 30, 1996 and 1995
                               (Dollars in Thousands)
                                    (Unaudited)
                                                     1996             1995
                                                 --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $    863        $    500
   Adjustments to reconcile net income to net
    cash provided by operating activities:
         Provision for loan losses                      90              76
         Gain on the sale of loans originated
          for sale                                     (79)            (12)
         Compensation on allocation of ESOP
          shares                                        76              32
         Amortization of restricted stock
          awards                                       125               -
         Write-down of foreclosed real estate            1               -
         Gain on the sale of foreclosed real
          estate                                         -              (3)
         Deferred income taxes                         (17)             10
         Depreciation and amortization on
          premises and equipment                       114              96
         Amortization of deferred loan
          origination fees                             (87)            (59)
         Amortization of excess servicing fees           7               7
         Amortization of mortgage servicing
          rights                                         6               -
         Amortization of bond premiums and
          discounts                                     (2)              2
         Loans originated for sale                 (13,137)         (2,054)
         Proceeds from the sale of loans
          originated for sale                       14,694           2,180
         Changes in assets and liabilities:
            Accrued interest receivable                (73)            (68)
            Other assets                               (53)             70
            Income taxes payable, current               30             146
            Accrued expenses and other
             liabilities                               171             190
                                                   -------          ------
               Net cash provided by operating
                activities                        $  2,729        $ 1,113
                                                   -------          ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Loan origination's and principal payments        (2,506)         (6,078)
   Purchase of certificates of deposit                (200)           (800)
   Purchase of securities available for sale          (140)           (139)
   Purchase of securities held to maturity          (2,500)         (1,197)
   Proceeds from principal repayments of
    mortgage backed securities                         206              13
   Proceeds from the maturities of certificates
    of deposit                                         800               -
   Proceeds from the maturities of securities
    held to maturity                                 1,900           1,000
   Purchase of premises and equipment                 (509)            (24)
   Proceeds from the sale and redemption of
    foreclosed real estate                               -              83
                                                   -------          ------
      Net cash provided by (used in) investment
       activities                                 $ (2,949)       $ (7,142)
                                                   -------          ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                          1,127          (1,699)
   Net increase in advances from borrowers for
    taxes and insurance                                  3              34
   Repayments on borrowed funds                     (3,500)         (3,650)
   Proceeds from issuance of common stock                -          15,605
   Repurchase of  common stock                      (1,153)              -
   Purchase of restricted stock plan shares           (940)              -
                                                   -------          ------
      Net cash provided by  (used in) financing
       activities                                   (4,463)         10,290
                                                   -------          ------
      Net increase  (decrease) in cash and
       cash equivalents                             (4,683)          4,261

CASH AND CASH EQUIVALENTS:
   Beginning                                         8,192           1,480
                                                   -------          ------
   Ending                                         $  3,509        $  5,741
                                                   =======          ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
   Cash payments for:
      Interest on deposits                        $  3,464        $  3,194
      Interest on advances                             463             619
      Income taxes                                     586             174
                                                   =======          ======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
   Transfers from loans to foreclosed real
     estate                                              5              58
   Issuance of shares to Employee Stock
     Ownership Plan (ESOP) in conjunction
     with conversion from mutual stock
     form                                                -           1,120
   Allocation of ESOP shares to participants
                                                        56              28
                                                   =======          ======

                       WELLS FINANCIAL CORP. and SUBSIDIARIES
                     Notes To Consolidated Financial Statements
                               (Dollars in thousands)
                                    (Unaudited)

NOTE  1.  BASIS  OF  PRESENTATION
  The  foregoing   consolidated  financial statements are unaudited. However, in the opinion of management, all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The interim consolidated financial statements include the accounts of Wells Financial Corp. (Company), its subsidiary, Wells Federal Bank (Bank), and the Bank's subsidiary, Wells Insurance Agency, Inc.


NOTE 2.  REGULATORY CAPITAL

      The following table presents the Bank's regulatory capital amounts and percents at June 30, 1996 and December 31, 1995.


                                   June 30, 1996          December 31, 1995
                                 Amount      Percent      Amount       Percent
                                 -------------------      --------------------
                                         (Dollars in Thousands)
          Tangible Capital:
               Required           $  2,843      1.50%    $  2,898       1.50%
               Actual               20,073     10.59%      20,029      10.37%
               Excess               17,230      9.09%      17,131       8.87%

          Core Capital
               Required (1)       $  5,686       3.00%   $  5,796       3.00%
               Actual               20,073      10.59%     20,029      10.37%
               Excess               14,387       7.59%     14,233       7.37%

          Risk-based Capital
               Required           $  8,718       8.00%   $  8,610       8.00%
               Actual               20,630      18.93%     20,511      19.06%
               Excess               11,912      10.93%     11,901      11.06%



     (1) The OTS is expected to adopt a core capital requirement for savings institutions comparable to the requirement for national banks that became effective December 31, 1990. The OTS core capital requirement is anticipated to be at least 3% of total adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness, with a 4% to 5% core capital requirement for all other thrifts. No prediction can be made as to the exact nature of any new OTS core capital regulation, or the date of its effectiveness, and the core capital requirement to be applicable to the Bank under such regulation.

                       WELLS FINANCIAL CORP. and SUBSIDIARIES
                Notes to consolidated Financial Statements Continued
                                    (Unaudited)

NOTE 3.  CONVERSION AND SALE OF COMMON STOCK

     Effective April 11, 1995, Wells Federal Bank, fsb converted from a federally chartered mutual savings bank to a federally chartered stock savings bank with all of its stock being issued to Wells Financial Corp. (Company) which issued 2,047,500 shares of its common stock to the public and 140,000 shares to an employee stock ownership plan (ESOP), with a $.10 per share par value. The stock issued to the ESOP was paid by the ESOP with a note due to the Company.
Net proceeds of the Company's stock issuance after costs were $16.7 million, $15.6 million net of ESOP shares, of which approximately $7.2 million was retained by the Company and the remaining proceeds were used to purchase the stock of the Bank. The acquisition of the Bank by the Company was accounted for at cost, similar to the pooling of interest method.

     As part of the conversion, the Company established an ESOP. The ESOP was funded by a $1,120,000 loan from the Company, which the ESOP immediately used to purchase 140,000 shares of the Company's stock. The loan owed by the ESOP is presented as a liability on the Bank's statement of financial condition with an offsetting charge against unearned ESOP shares, a contra stockholders' equity account.

     The Company adopted a Management Stock Bonus Plan which was approved by the Company's stockholders on November 15, 1995. Restricted stock awards covering shares representing an aggregate of up to 4% (87,500 shares) of the common stock issued by the Company in the mutual to stock conversion may be granted to directors and employees of the Bank. As of June 30, 1996, 49,735 shares had been awarded under the Plan. The awards vest at the rate of 20% per year of continuous service with the Bank. The Management Stock Bonus Plan Trust purchased 87,500 shares of the Company's common stock in open market transactions at an average cost of $10.75 per share.

NOTE 4.  NET INCOME PER SHARE

     Net income per share is computed based upon $863,000 of net income since January 1, 1996. Weighted average shares outstanding includes all shares outstanding, adjusted for 118,998 shares not yet committed to be released to ESOP participants.


NOTE 5.  SELECTED FINANCIAL DATA
                                                       For the six months
                                                              ended
                                                            June 30,
                                                         1996          1995
                                                      ---------      --------
Return on assets
   (ratio of net income to average total assets)(1)      0.89%         0.53%

Return on equity
   (ratio of net income to average equity)(1)            6.04%         5.39%

Equity to assets ratio
   (ratio of average equity to average total assets)    14.72%         9.87%

Net interest margin
   (ratio of net interest income to average interest
   earning assets)(1)                                    3.22%         2.66%

        (1)  Net income and net interest income
             have been annualized.

                        WELLS FINANCIAL CORP. and SUBSIDIARIES
              Management's Discussion and Analysis of Financial Condition
                               and Results of Operations

General:

     Wells Financial Corp. (Company) was incorporated under the laws of the State of Minnesota in December 1994 for the purpose of owning all of the outstanding stock of Wells Federal Bank, fsb (Bank) issued in the mutual to stock conversion of the Bank. On April 11, 1995, the conversion was completed and $8.4 million of the net proceeds from the sale of the stock was provided to the Bank in exchange for all of the Bank's stock. The consolidated financial statements included herein are for the Company, the Bank and the Bank's wholly owned subsidiary, Wells Insurance Agency, Inc.

     The income of the Company is derived primarily from the operations of the Bank and the Bank's subsidiary, and to a lesser degree from interest income from securities and certificates of deposit with other banks that the Company has purchased. The Bank's net income is primarily dependent upon the difference (or spread) between the average yield earned on loans, investments and mortgage-backed securities and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. Net income is also affected by, among other things, provision for loan losses, gains on the sale of interest earning assets, service charges, servicing fees, subsidiary activities, operating expenses, and income taxes.

     The Bank has seven full service offices located in Faribault, Martin, Blue Earth, Nicollet, and Freeborn Counties, Minnesota and one loan origination office located in Steele County, Minnesota. The Bank has received approval to convert the loan origination office in Steele County to a full service office that will offer the Bank's complete line of deposit as well as loan products. It is anticipated that this conversion from a loan origination office to a full service office will be completed in the spring of 1997.

Comparison of Financial Condition at June 30, 1996 and December 31, 1995:

     Total assets  decreased by $3,400,000 from  $195,158,000 to $191,787,000 at
December 31, 1995 and June 30, 1996, respectively. Cash and cash equivalents decreased by $4,700,000 during the first six months of 1996 as cash was used to fund new loan growth and to reduce borrowed funds. Certificates of deposit declined by $600,000 due to the maturity of these deposits. Securities that are classified as held-to-maturity increased by $601,000 as additional securities were purchased because of higher rates of return. Mortgage-backed securities that are available for sale decreased by $209,000 primarily due to the repayment of principal. Loans receivable increased by $2,500,000, from $169,670,000 at December 31, 1995 to $172,168,000 at June 30, 1996. The increase in loans receivable is the result of management's decision to retain higher yielding thirty year fixed rate loans that were originated during the first six months of 1996. Premises and equipment increased by $395,000 during the first six months of 1996. This increase is primarily due to the replacement by the Bank of obsolete computer hardware with new computer hardware and software.

     In accordance with the Bank's internal classification of assets policy, management evaluates the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan loses. As of December 31, 1995 and June 30, 1996 the balance in the allowance for loan losses and the allowance for loan losses as a percentage of total loans was $401,227 and $584,296 and 0.24% and 0.34% respectively.

     Activity in the Company's allowance for loan losses for the six months ended June 30, 1996 and 1995 is summarized as follows:

                                           1996              1995
                                    -----------------   ---------------

Balance on January 1,              $     512,430       $    375,787
  Provision for loan losses               90,000             76,000
  Charge-offs                            (21,729)            (9,766)
  Recoveries                               3,595              6,254
                                         -------            -------
Balance on June 30,                $     584,296       $    448,275
                                         =======            =======

     Deposits increased by $1,100,000 from December 31, 1995 to June 30, 1996. Borrowed funds decreased by $3,500,000 during the same period as excess cash was used to repay Federal Home Loan Bank (FHLB) advances.

     Equity decreased by $1,100,000 from $28,852,000 at December 31, 1995 to $27,760,000 at June 30, 1996. This decrease is primarily due to the repurchase of 109,375 shares of treasury stock, at a cost of $1,153,000, and the purchase of 87,500 of the Company's shares, at a cost of $940,000, by the Management Stock Bonus Plan Trust and, to a lesser degree, by a $94,000 decrease in the unrealized appreciation on securities that are available for sale. These decreases were partially offset by net income of $863,000 and the allocation of $76,000 of employee stock ownership plan shares and the amortization of $156,000 of restricted stock awards.

Comparison of Operating Results for the Three and Six Month Periods Ended June 30, 1996 and June 30, 1995.

     Net Income. Net income increased by $60,000 and $363,000 for the three and six month periods ended June 30, 1996, respectively, when compared to the same periods in 1995. During the first nine months of 1994, the Bank's adjustable rate loan portfolio, which constitutes approximately 60% of the Bank's total loan portfolio was repricing downward due to the lagging indices that are used. As these loans reprice annually, the lower rates continued into the first six months of 1995 which resulted in lower interest income for the three and six month periods ended June 30, 1995. Starting in October of 1994, the adjustable rate loan portfolio began repricing upward and continued to do so through September 1995 which, because of lagging indices, resulted in additional interest income for the three and six month periods ended June 30, 1996. The Bank's interest expense remained relatively constant for the first six months of 1996 when compared to the same period in 1995, primarily due to the use of proceeds from the sale of common stock to reduce borrowings.

     Interest Income. The Company's interest income increased by $284,000 and $730,000 for the three and six month periods ended June 30, 1996, respectively, when compared to the same periods during 1995. This is primarily the result of the repricing of the Bank's adjustable rate loan portfolio as described above. To a lesser extent, the increase in interest income was the result of an increase in yield on other interest earning assets.

     Interest Expense. Interest expense increased by $9,000 and $23,000 for the three and six month periods ended June 30, 1996, respectively, when compared to the same periods during 1995. Interest on deposits increased by $20,000 and $168,000 for the three and six month periods ended June 30, 1996, respectively, when compared to the same periods in 1995, primarily due to an increase in the average amount of deposits during the first six months of 1996 when compared to the first six months of 1995. The increase in interest expense on deposits was partially offset by a decrease in interest expense on borrowed funds of $11,000 and $146,000 for the three and six month periods ended June 30, 1996, respectively, when compared to the same periods in 1995. The decrease in interest on borrowed funds is primarily due to a decrease in the average amount of borrowed funds during the first six months of 1996 when compared to the same period in 1995. The decrease in the average amount of borrowed funds resulted from the use of proceeds from the sale of common stock during the conversion to reduce borrowings.

     Net Interest income. Net interest income increased by $275,000 and $707,000 for the three and six month periods ended June 30, 1996, respectively, when compared to the three and six month periods ended June 30, 1995. Again, this is primarily the result of the repricing of the Bank's adjustable rate loan portfolio as described above. Absent a repetition of these circumstances, interest income and therefore net interest income, could decline in future periods.

     Provision for loan losses. The provision for loan losses remained constant for the quarter ended June 30, 1996 and increased by $14,000 for the six month period ended June 30, 1996 when compared to the same periods during 1995. While the Company maintains its allowance for loan losses at a level that is considered to be adequate to provide for potential losses, there can be no assurance that further additions will not be made to the loss allowance and that losses will not exceed estimated amounts.

     Non-interest Income. Non-interest income increased by $70,000 and $209,000 for the three and six month periods ended June 30, 1996, respectively, when compared to the same periods in 1995. The increase for the three month period is primarily due to a gain on the sale of other assets and an increase in loan origination and commitment fees. The increase for the six month period was primarily due to an increase in the gain on the sale of loans originated for sale, the gain on sale of other assets, an increase in loan origination and commitment fees and an increase in insurance commissions. The increase in loan origination and commitment fees was the result of increased loan origination activity. The increase in the gain on sale of loans originated for the sale resulted from the gain realized due to the capitalization of mortgage servicing rights on the loans sold during the period. Insurance commissions increased by $7,000 and $60,000 for the three and six month periods, respectively, when compared to the same periods in 1995 due to the acquisition of additional local accounts by the Bank's insurance subsidiary.

     Non-interest Expense. Non-interest expense increased by $245,000 and $269,000 for the three and six month periods ended June 30, 1996 when compared to the same periods in 1995. As part of management's commitment to provide competitive products and excellent service to the Bank's customers, the Bank converted to a new data processing software system during the second quarter of 1996. The decision to convert the data processing software was based upon management's desire to improve marketing of the Bank's products to current as well as potential customers. The software conversion resulted in non-recurring expenses of approximately $132,000 that were realized during the six month period ended June 30, 1996. In addition, approximately $498,000 in hardware and software costs were capitalized and will be depreciated over their useful lives.

     Income Tax Expense. The Company's income tax expense increased by $40,000 for the quarter ended June 30, 1996 and by $270,000 for the six month period ended June 30, 1996 when compared to the same periods in 1995. This increase is reflective of the increase in net income before tax for the three and six month periods ended June 30, 1996 when compared to the same periods in 1995.

     Non-performing Assets. The following table sets forth the amounts and categories of non-performing assets at June 30, 1996 and December 31, 1995.

                                          June 30, 1996     December 31, 1995
                                        -----------------   -----------------
                                                 (Dollars in Thousands)
Non-accruing loans
    One to four family real estate       $        566       $        265
    Non-residential property                        0                  0
    Commercial                                      5                  7
    Consumer                                      103                 26
                                          -----------        -----------
       Total                             $        674       $        298
                                          -----------        -----------

Accruing loans delinquent 90 days or
   more
   One to four family real estate        $          -      $           -
   Consumer                                         -                  1
                                          -----------        -----------

      Total non-accrual and accrual
       loans                                      674                299
                                          ===========        ===========

Repossessed property                     $         33      $          29
Other non-performing assets                         -                  -
                                          -----------        -----------
      Total repossessed and
       non-performing assets             $         33      $          29
                                          -----------        -----------

      Total non-performing assets        $        764      $         328

      Total non-performing assets as
       a percent of total assets                 0.37%              0.17%
                                          ===========        ===========

      Total non-performing loans         $        674      $         299
      Total non-performing loans as
       a percentage of total loans
       receivable, net                           0.39%              0.18%
                                          ============       ===========

     While the total amount of non-performing loans increased significantly at June 30, 1996 when compared to December 31, 1995, management does not believe that the quality of the loan portfolio has declined but that the non-performing loans as of December 31, 1995 were lower than average for the Company's loan portfolio. Non-performing loans at June 30, 1996 were $674,000 which is less than $731,000, the average non-performing loans at the end of the four quarters prior to December 31, 1995.

     Effective January 1, 1995, the Bank adopted Financial Standards Board Statement No. 114, Accounting by Creditors for Impairment of a Loan, and Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, which require that impaired loans within the scope of these Statements be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate; or as a practical expedient, either at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. At June 30, 1996 and 1995, the value of loans that would be classified as impaired under these Statements is considered to be immaterial.

Liquidity and Capital Resources:

     Wells Federal is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of US Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. At June 30, 1996, the Bank's liquidity, as measured for regulatory purposes, was 5.27%. The Bank adjusts liquidity as appropriate to meet its asset/liability objectives.

     The Bank's primary sources of funds are deposits, borrowed funds, amortization and prepayment of loans, maturities of investment securities and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, deposit flows and loan prepayments are significantly influenced by general interest rates, economic conditions and competition. If needed, the Bank's source of funds can be supplemented by wholesale funds obtained through additional advances from the Federal Home Loan Bank system. The Bank invests excess funds in overnight deposits, which not only serve as liquidity, but also earn interest as income until funds are needed to meet required loan funding.

     The Bank has other sources of liquidity if a need for additional funds arises although the Bank has not used them. Additional sources of funds include borrowing against mortgage-backed or other securities. At June 30, 1996, the mortgage-backed securities portfolio consisted solely of collateralized mortgage obligations guaranteed as to principal by FNMA or FHLMC. These securities are considered non-high-risk securities under applicable criteria. These securities had a market value of $658,000 at June 30, 1996 and the carrying value of these securities are adjusted quarterly to reflect market value.

     The Bank is required to maintain specified amounts of capital. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement and a risk based capital requirement. At June 30, 1996, the Bank's tangible capital totaled $20.1 million, or 10.59% of adjusted total assets, and core capital totaled $20.1 million, or 10.59% of adjusted total assets, which substantially exceeded the respective 1.5% tangible capital and 3.0% core capital requirements at that date by $17.2 million and $14.4 million, respectively, or 9.09% and 7.59% of adjusted total assets, respectively. The Bank's risk-based capital totaled $20.6 million at June 30, 1996 or 18.93% of risk-weighted assets, which exceeded the current requirements of 8.0% of risk-weighted assets by $11.9 million or 10.93% of risk-weighted assets.

Savings Association Insurance Fund

     Due to a disparity in the capitalization of federal deposit insurance funds, effective January 1, 1996 the FDIC lowered the annual insurance premium for members of the Bank Insurance Fund (BIF) to $2,000 while maintaining the current range of between 0.23% and 0.31% of deposits for members of the Savings Association Insurance Fund (SAIF). A reduction in insurance premiums for BIF members could place SAIF members, such as the Bank, at a material competitive disadvantage to BIF members. Proposals under consideration for addressing this disparity include a possible one-time assessment on deposits of .85% on SAIF members, sufficient to recapitalize SAIF to a level that would approach that of BIF. While there can be no assurance that this or any other proposal will be effected, a one-time assessment would have an adverse impact on the Bank's results of operations during the period in which it was assessed. Based on outstanding deposits as of March 31, 1995, the proposed measurement date, a 0.85% assessment would result in expense to the Bank of approximately $1,404,000 on a pre-tax basis.

     In connection with the consideration of the BIF/SAIF disparity, various bills have been introduced in Congress which would call for eventual combination of the insurance funds and would address the tax deductibility of a proposed one-time assessment. Certain bills introduced call for conversion of the thrift charter into a bank charter. The tax impact of elimination of the thrift charter could be significant if it resulted in recapture of existing tax bad debt reserves in excess of those allowed for banks. As of June 30, 1996, tax bad debt reserves for which no deferred or current tax liability has been accrued amounted to approximately $1,819,000.

                 WELLS FINANCIAL CORP. and SUBSIDIARIES
                             June 30, 1996

                               FORM 10-Q


PART II.    OTHER INFORMATION


Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities

            None

Item 3.     Defaults upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other information

            None

Item 6.     Exhibits and Reports of Form 8-K

            a.  Exhibits:

                27 - Financial data schedule

            b.  During the quarter ended March 31, 1996 a Form 8-K (Items 5 and
                7), dated January 17, 1996, was filed.


No other information is required to be filed under Part II of the form

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     WELLS FINANCIAL CORP.


Date:  August 8, 1996                By: /s/ Lawrence H. Kruse
                                         Lawrence H. Kruse
                                         President and Chief Executive Officer



Date:  August 8, 1996                By: /s/ James D. Moll
                                         James D. Moll
                                         Treasurer and Principal Financial
                                           and Accounting Officer