Form 10-Q
period 1996-09-30
WELLS FINANCIAL CORP
filed 1996-11-13
CIK 934739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended       September 30, 1996
                                          ---------------------

or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ____________________

                         Commission File Number 0-25342
                                                -------

                              Wells Financial Corp.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

        Minnesota                                       41-1799504
(State or Other Jurisdiction of                        (IRS Employer
Incorporation or Organization)                       Identification No.)

               53 1st Street SW, PO Box 310, Wells Minnesota 56097
               ---------------------------------------------------
                    (Address of principal executive offices)

                                  (507)553-3151
              ----------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check by x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                 |X| Yes |_| No

The number of share outstanding of each of the issuer's classes of common stock as of November 4, 1996:

                  Class                                       Outstanding
                  -----                                       -----------
  $.10 par value per share, common stock                   2,078,125 Shares

                        WELLS FINANCIAL CORP. and SUBSIDIARIES

                                [GRAPHIC OMITTED]


                                    FORM 10-Q
                                      INDEX


PART I - FINANCIAL INFORMATION:                                     Page

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition               1

         Consolidated Statements of Income                            2

         Consolidated Statement of Stockholders' equity               3

         Consolidated Statements of Cash Flows                        4

         Notes to Consolidated Financial Statements                 5-6

Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                    7-11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                           12

Item 2.  Changes in Securities                                       12

Item 3.  Defaults upon Senior Securities                             12

Item 4.  Submission of Matters to a Vote of Security Holders         12

Item 5.  Other Information                                           12

Item 6.  Exhibits and Reports on Form 8-K                            12

Signatures                                                           13

                     WELLS FINANCIAL CORP. and SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                    September 30, 1996 and December 31, 1995
                             (Dollars in Thousands)
                                   (Unaudited)


ASSETS
                                                              1996       1995
                                                          ----------  ----------

Cash and  cash equivalents                               $    5,803   $   8,192
Certificates of deposit                                         200         800
Securities available for sale                                 6,901       6,753
Securities held to maturity (approximate
   market value $5,329 at September 30, 1996
   and $4,190 at December 31, 1995)                           5,349       4,199
Mortgage-backed securities available for sale                   532         867
Loans held for sale                                           1,247       1,944
Loans receivable, net                                       177,752     169,670
Accrued interest receivable                                   1,212       1,120
Foreclosed real estate                                          147          29
Premises and equipment                                        1,589       1,237
Deferred income taxes                                           206          --
Other assets                                                    378         347
                                                           --------     -------
            TOTAL ASSETS                                 $  201,316   $ 195,158
                                                           ========     =======

LIABILITIES AND STOCKHOLDERS'  EQUITY

LIABILITIES
   Deposits                                              $  147,078   $ 146,686
   Borrowed funds                                            23,500      18,000
   Advances from borrowers for taxes and insurance            1,096         683
   Income taxes:
      Current                                                   117          54
      Deferred                                                   --         340
   Accrued interest payable                                     416         221
   Accrued expenses and other liabilities                       256         322
   SAIF premium assessment payable                            1,085          --
                                                           --------     -------
            TOTAL LIABILITIES                            $  173,548   $ 166,306
                                                           --------     -------



STOCKHOLDERS' EQUITY:
   Common stock, $.10 par value; authorized 7,000,000
     shares; issued 2,187,500 shares                     $      219   $     219
   Additional paid in capital                                16,571      16,537
   Retained earnings, substantially
      restricted                                             13,505      12,786
   Unrealized appreciation on securities
      available for sale, net of related
      deferred taxes                                            274         318
   Unearned ESOP shares                                        (924)     (1,008)
   Unearned compensation restricted stock
      awards                                                   (724)         --
   Treasury stock at cost                                    (1,153)         --
                                                           --------     -------
            TOTAL STOCKHOLDERS' EQUITY                   $   27,768   $  28,852
                                                           --------     -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  201,316   $ 195,158
                                                           ========     =======

                (See Notes to Consolidated Financial Statements)
                                     Page 1

                        WELLS FINANCIAL CORP. and SUBSIDIARIES
                        Consolidated Statements of Income
                                (Dollars in Thousands)
                                   (Unaudited)




                                                     Three Months Ended          Nine Months Ended
                                                        September 30               September 30
                                                 -------------------------- ------------------------
                                                      1996          1995         1996        1995
                                                 ------------  ------------ ------------ -----------
Interest and dividend income
   Loans receivable:
      First mortgage loans ...................   $    2,949    $    2,771   $    8,560   $    8,012
      Consumer and other loans ...............          529           462        1,502        1,231
   Investment securities and certificates of
      deposit.................................          237           256          814          677
                                                  ---------     ---------    ---------    ---------
                    Total interest income.....   $    3,715    $    3,489   $   10,876   $    9,920
Interest Expense
   Deposits ..................................   $    1,760    $    1,790   $    5,332   $    5,193
   Borrowed funds ............................          269           294          729          900
                                                  ---------     ---------    ---------    ---------
                    Total interest expense....   $    2,029    $    2,084   $    6,061   $    6,093
                                                  ---------     ---------    ---------    ---------
                    Net interest income.......   $    1,686    $    1,405   $    4,815   $    3,827
Provision for loan losses ....................           45            45          135          121
                                                  ---------     ---------    ---------    ---------
                    Net interest income after
                    provision for loan losses    $    1,641    $   1,360    $    4,680   $    3,706
Non-interest income
   Gain (loss) on sale of loans originated for
       sale...................................   $      (11)   $       9    $       68   $       21
   Gain on sale of other assets ..............           --           --            19           --
   Loan origination and commitment fees.......           44            25          104           30
   Loan servicing fees .......................           51            45          153          138
   Insurance commissions .....................           79            78          246          185
   Fees and service charges ..................           64            58          175          162
   Other .....................................            7            19           25           45
                                                  ---------     ---------    ---------    ---------
                    Total non-interest income    $      234    $      234   $      790   $      581
                                                  ---------     ---------    ---------    ---------
Non-interest expense
   Compensation and benefits .................   $      455    $      452   $    1,408   $    1,345
   Occupancy and equipment ...................          157           129          474          402
   SAIF deposit insurance premium ............           88            84          256          252
   SAIF premium assessment ...................        1,085           --         1,085           --
   Data processing ...........................           59            64          299          198
   Professional fees .........................           18            18           55           55
   Advertising ...............................           35            33          107          103
   Other .....................................          196           147          542          436
                                                  ---------     ---------    ---------    ---------
                    Total non-interest expense  $     2,093    $     927    $    4,226   $    2,791
                                                  ---------     ---------    ---------    ---------
                    Income (loss) before taxes  $      (218)   $      667   $    1,244   $    1,496
Income tax expense ...........................          (74)          267          525          596
                                                  =========     =========    =========    =========
                    Net Income (loss).........  $      (144)   $      400   $      719   $      900
                                                  =========     =========    =========    =========
Earnings (loss) per  share
      Primary and fully diluted (1) ..........  $     (0.07)   $     0.20   $     0.36    $    0.32
                                                  =========     =========    =========    =========

Weighted average number of common
shares outstanding:
         Primary and fully diluted ...........    2,012,780     2,051,875    2,004,186    2,051,875


(1). Earnings per common share for the three and nine month periods ended September 30, 1995 are based on earnings from April 11, 1995, the date of conversion, to September 30, 1995.

                (See Notes to Consolidated Financial Statements)
                                     Page 2

                     WELLS FINANCIAL CORP. and SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity
                  For the Nine Months Ended September 30, 1996
                             (Dollars in Thousands)
                                   (Unaudited)




                                                            Net unrealized
                                                            appreciation     Unearned     Unearned
                                                            (depreciation)   Employee   Compensation
                                 Additional                 on securities      Stock     Restricted                      Total
                        Common    Paid-In      Retained       available      Ownership     Stock        Treasury      Stockholders'
                        Stock     Capital      Earnings       for sale      Plan Shares    Awards         Stock          Equity
                        ------   -----------   --------     --------------  ----------- -------------   ---------     -------------

Balance,
December 31, 1995       $ 219    $ 16,537      $ 12,786      $     318      $  (1,008)    $      -       $     -      $   28,852

Net income for the nine
months ended September
30, 1996                    -           -           719              -              -            -             -             719

Net change in unrealized
appreciation
(depreciation) on
securities available for
sale, net of related
deferred taxes              -           -            -             (44)             -            -             -             (44)

Treasury stock
purchases                   -           -            -               -              -            -        (1,153)         (1,153)

Purchase of unearned
compensation restricted
stock awards                -           -            -               -              -          (940)           -            (940)

Amortization of
restricted stock
awards                      -           -            -               -              -           216            -             216

Earned employee
stock ownership
plan shares                 -          34            -               -             84             -            -             118

                       ------     -------       ------        --------       --------      --------       ------       ---------
Balance,
September 30,
1996                  $   219    $ 16,571      $13,505       $     274      $    (924)    $    (724)     $(1,153)     $   27,768
                       ======     =======       ======        ========       ========      ========       ======       =========














                (See Notes to Consolidated Financial Statements)
                                     Page 3

                     WELLS FINANCIAL CORP. and SUBSIDIARIES
                      Consolidated Statements of Cash Flow
                  Nine Months Ended September 30, 1996 and 1995
                             (Dollars in Thousands)
                                   (Unaudited)




                                                       1996           1995
                                                 --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                      $   719         $   900
   Adjustments to reconcile net income to net
     cash provided by operating activities:
         Provision for loan losses                     135             121
         Gain on the sale of loans originated
           for sale                                    (68)            (21)
         Compensation on allocation of ESOP
           shares                                      118              84
         Amortization of restricted stock awards       185               -
        Write-down of foreclosed real estate            14              14
         (Gain) loss on the sale of foreclosed
            real estate                                  1             (10)
         Loss on loans held for sale                    36               -
         Loss on disposal of equipment                   6               -
         Deferred income taxes                        (519)             11
         Depreciation and amortization on
           premises and equipment                      181             143
         Amortization of deferred loan
           origination fees                           (114)           (104)
         Amortization of excess servicing fees          10              11
         Amortization of mortgage servicing
           rights                                       10               -
         Amortization of bond premiums and
           discounts                                    (3)              -
         Recognition of SAIF premium assessment      1,085               -
         Loans originated for sale                 (15,810)         (5,946)
         Proceeds from the sale of loans
           originated for sale                      16,489           6,081
         Changes in assets and liabilities:
            Accrued interest receivable                (92)           (285)
            Other assets                                34            (113)
            Income taxes payable, current               63             157
            Accrued expenses and other
             liabilities                               159             435
                                                   -------          ------

               Net cash provided by operating
                 activities                        $ 2,639         $ 1,478
                                                   -------          ------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Loan origination's and principal payments        (8,272)         (8,006)
   Purchase of certificates of deposit                (200)           (800)
   Purchase of securities available for sale          (213)           (210)
   Purchase of securities held to maturity          (3,749)         (1,994)
   Proceeds from principal repayments of
      mortgage backed securities                       332              68
   Proceeds from the maturities of certificates
      of deposit                                       800             100
   Proceeds from the maturities of securities
      held to maturity                               2,600           2,000
   Purchase of premises and equipment                 (538)            (31)
   Proceeds from the sale and redemption of
      foreclosed real estate                             -             150
                                                   -------          ------

      Net cash  (used in) investment activities  $  (9,240)        $(8,723)
                                                   -------          ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                 392          (1,473)
   Net increase in advances from borrowers for
      taxes and insurance                              413             375
   Proceeds from borrowed funds                     16,000           2,500
   Repayments on borrowed funds                    (10,500)         (8,150)
   Proceeds from issuance of common stock                -          15,605
   Repurchase of  common stock                      (1,153)              -
   Purchase of restricted stock plan shares           (940)              -
                                                   -------          ------

      Net cash provided by financing activities      4,212           8,857
                                                   -------          ------



      Net increase  (decrease) in cash and cash
        equivalents                                 (2,389)          1,612
CASH AND CASH EQUIVALENTS:
   Beginning                                         8,192           1,480
                                                   -------          ------
   Ending                                        $   5,803         $ 3,092
                                                   =======          ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
   Cash payments for:
      Interest on deposits                       $   5,147         $ 4,852
      Interest on advances                             725             914
      Income taxes                                     981             374
                                                   =======          ======
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
   Transfers from loans to foreclosed real
      estate                                     $     133         $    58
   Issuance of shares to Employee Stock
      Ownership Plan (ESOP) in  conjunction
       with conversion from mutual stock
       form                                              -           1,120
   Allocation of ESOP shares to participants            84              70
                                                   =======          ======



                 (See Notes to Consolidated Financial Statements)

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


NOTE 2.  REGULATORY CAPITAL

      The following table presents the Bank's regulatory capital amounts and percents at September 30, 1996 and December 31, 1995.


                              September 30, 1996         December 31, 1995
                            ---------------------       --------------------
                              Amount     Percent         Amount     Percent
                            ---------  ----------       --------  ----------
                                          (Dollars in Thousands)
    Tangible Capital:
         Required           $  2,979        1.5%      $   2,898       1.50%
         Actual               19,924      10.03%         20,029      10.37%
         Excess               16,945       8.53%         17,131       8.87%

    Core Capital
         Required (1)       $  5,957       3.00%      $   5,796       3.00%
         Actual               19,924      10.03%         20,029      10.37%
         Excess               13,967       7.03%         14,233       7.37%

    Risk-based Capital
         Required           $  9,075       8.00%      $   8,610       8.00%
         Actual               20,497      18.07%         20,511      19.06%
         Excess               11,422      10.07%         11,901      11.06%



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

      The Company adopted a Management Stock Bonus Plan which was approved by the Company's stockholders on November 15, 1995. Restricted stock awards covering shares representing an aggregate of up to 4% (87,500 shares) of the common stock issued by the Company in the mutual to stock conversion may be granted to directors and employees of the Bank. As of September 30, 1996, 49,735 shares had been awarded under the Plan. The awards vest at the rate of 20% per year of continuous service with the Bank. The Management Stock Bonus Plan Trust purchased 87,500 shares of the Company's common stock in open market transactions at an average cost of $10.75 per share.

NOTE 4.  EARNINGS  PER SHARE

      Earnings per share for the periods during 1996 were computed by dividing net income or loss for the period by the weighted average common shares and common share equivalents outstanding during the period. The earnings for the periods during 1995 were computed by dividing net income from the date of conversion, April 11, 1995, by the weighted average common shares outstanding for the period.


NOTE 5.  SELECTED FINANCIAL DATA
                                                           For the nine months
                                                                 ended
                                                              September 30,
                                                        ------------------------
                                                           1996          1995
                                                        ----------     ---------
Return on assets
   (ratio of net income to average total assets) (1)       0.49%         0.63%
(1)

Return on equity
   (ratio of net income to average equity) (1)             3.38%         5.81%

Equity to assets ratio
   (ratio of average equity to average total assets       14.53%        10.90%

Net interest margin
   (ratio of net interest income to average
     interest earning assets) (1)                          3.35%         2.77%

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

Comparison of Financial Condition at September 30, 1996 and December 31, 1995:

      On September 30, 1996, a law was enacted which requires savings institutions insured by the Savings Association Insurance Fund (SAIF) to pay a none time special assessment to recapitalize the SAIF. The Bank's assessment amounted to $1,085,000 which is recognized on the balance sheet as "SAIF premium assessment payable". Total assets increased by $6,158,000 from $195,158,000 to $201,316,000 at December 31, 1995 and September 30, 1996, respectively. Cash and cash equivalents decreased by $2,389,000 during the first nine months of 1996 as cash was used to fund new loan growth. Certificates of deposit declined by $600,000 due to the maturity of these deposits. Securities that are classified as held-to-maturity increased by $1,150,000 as additional securities were purchased because of higher rates of return. Mortgage-backed securities that are available for sale decreased by $335,000 primarily due to the repayment of principal. Loans receivable increased by $8,082,000, from $169,670,000 at December 31, 1995 to $177,752,000 at September 30, 1996. The increase in loans receivable is the result of management's decision to retain higher yielding thirty year fixed rate loans that were originated during the first nine months of 1996 and also due to an increase in consumer loans. Premises and equipment increased by $352,000 during the first nine months of 1996. This increase is primarily due to the upgrading by the Bank of computer hardware with new computer hardware and software.

      In accordance with the Bank's internal classification of assets policy, management evaluates the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan loses. As of December 31, 1995 and September 30, 1996 the balance in the allowance for loan losses and the allowance for loan losses as a percentage of total loans was $401,227 and $599,616 and 0.24% and 0.34% respectively.

      Activity in the Company's allowance for loan losses for the nine months ended September 30, 1996 and 1995 is summarized as follows:

                                           1996              1995
                                    ---------------------------------

Balance on January 1,                $   512,430         $  375,787
  Provision for loan losses              135,000            121,000
  Charge-off                             (54,604)           (26,117)
  Recoveries                               6,790              7,417
                                      ----------          ---------
Balance on September 30,             $   599,616         $  475,087
                                      ----------          ---------

      Deposits increased by $392,000 from December 31, 1995 to September 30, 1996. Borrowed funds increased by $5,500,000 during the same period and were used to fund the increase in loans receivable and the purchase of investment securities.

      Equity decreased by $1,084,000 from $28,852,000 at December 31, 1995 to $27,768,000 at September 30, 1996. This decrease is primarily due to the repurchase of 109,375 shares of treasury stock, at a cost of $1,153,000, and the purchase of 87,500 of the Company's shares, at a cost of $940,000, by the Management Stock Bonus Plan Trust and, to a lesser degree, by a $44,000 decrease in the unrealized appreciation on securities that are available for sale. These decreases were partially offset by net income of $719,000 and the allocation of $118,000 of employee stock ownership plan shares and the amortization of $185,000 of restricted stock awards.

Comparison of Operating Results for the Three and Nine Month Periods Ended September 30, 1996 and September 30, 1995.

      Net Income. Net interest income increased by $281,000 and $988,000 for the three and nine month periods, respectively, ended September 30, 1996 when compared to the same periods in 1995 which resulted from an increase in the Bank's loan portfolio and from the upward repricing of the Bank's adjustable rate loan portfolio. These increases should have resulted in net income for the three month and nine month periods ended September 30, 1996 of approximately
$456,000 and $1,319,000, respectively. As a result of the special SAIF assessment, the Company reported a net operating loss for the quarter ended September 30, 1996 of $144,000, or $0.07 per share and earnings of $719,000, or $0.36 per share for the nine months ended September 30, 1996.

      Interest Income. The Company's interest income increased by $226,000 and $956,000 for the three and nine month periods ended September 30, 1996, respectively, when compared to the same periods during 1995. This is primarily the result of the repricing of the Bank's adjustable rate loan portfolio and the increase in loans receivable. To a lesser extent, the increase in interest income was the result of an increase in investment securities.

      Interest Expense. Interest rates on deposits increased during the first nine months of 1995 and then remained relatively steady through January of 1996. Beginning in February of 1996, interest rates on deposits began to decrease and have continued to do so through September of 1996. Deposits increased during the first quarter of 1996 by $1,983,000, from $146,686,000 on December 31, 1995 to
$148,669,000 on March 31, 1996. Since March 31, 1996, deposits have decreased by $1,565,000 to $147,104,000 at September 30, 1996. The timing of the increase in deposits during the first quarter of 1996 when interest rates on deposits were relatively consistent with the interest rates on deposits during 1995, along with the decrease in interest rates on deposits since February 1996, resulted in an increase in interest expense on deposits of $139,000 for the nine month period ended September 30, 1996 and a decrease of $30,000 in interest expense on deposits for the three month period ended September 30, 1996 when compared to the same periods in 1995. Interest on borrowed funds decreased by $25,000 and $171,000 for the three and nine month periods ended September 30, 1996, respectively, when compared to the same periods in 1995. The decrease in interest on borrowed funds is primarily due to a decrease in the average amount of borrowed funds during the first nine months of 1996 when compared to the same period in 1995 and to a lesser extent due to a decrease in the cost of borrowed funds during 1996.

      Net Interest income. Net interest income increased by $281,000 and $988,000 for the three and nine month periods ended September 30, 1996, respectively, when compared to the three and nine month periods ended September 30, 1995. Again, this is primarily the result of the increase in loans receivable and the result of the repricing of the Bank's adjustable rate loan portfolio as described above. Absent a repetition of these circumstances, interest income and therefore net interest income, could decline in future periods.

      Provision for loan losses. The provision for loan losses remained constant for the quarter ended September 30, 1996 and increased by $14,000 for the nine month period ended September 30, 1996 when compared to the same periods during 1995. While the Company maintains its allowance for loan losses at a level that is considered to be adequate to provide for potential losses, there can be no assurance that further additions will not be made to the loss allowance and that losses will not exceed estimated amounts.

      Non-interest Income. Non-interest income remained constant for the quarter ended September 30, 1996 and increased by $209,000 for the nine month period ended September 30, 1996 when compared to the same periods during 1995. The increase for the nine month period was primarily due to an increase in the gain on the sale of loans originated for sale, the gain on sale of other assets, an increase in loan origination and commitment fees and an increase in insurance commissions. The increase in loan origination and commitment fees was the result of increased loan origination activity. The increase in the gain on sale of loans originated for the sale resulted from the capitalization of mortgage servicing rights on the loans sold during the period. Insurance commissions increased by $61,000 during the nine month period when compared to the same period in 1995 due to the acquisition of additional local accounts by the Bank's insurance subsidiary.

      Non-interest Expense. As described above, the legislation that was signed into law on September 30, 1996 resulted in a one time assessment to the Bank of $1,085,000. This assessment is the primary reason for non-interest expense increasing by $1,166,000 and $1,435,000 for the three and nine month periods ended September 30, 1996, respectively, when compared to the same periods during 1995. Also, as part of management's commitment to provide competitive products and excellent service to the Bank's customers, the Bank converted to a new data processing software system during the second quarter of 1996. The decision to convert the data processing software was based upon management's desire to improve marketing of the Bank's products to current as well as potential customers. The software conversion resulted in non-recurring expenses of approximately $132,000 that were realized during the nine month period ended September 30, 1996. In addition, approximately $498,000 in hardware and software costs were capitalized and will be depreciated over their useful lives.

      Income Tax Expense. The Company's income tax expense decreased by $341,000 for the quarter ended September 30, 1996 and by $71,000 for the nine month period ended September 30, 1996 when compared to the same periods in 1995. These decreases were the result of decreased income before taxes which resulted from the special SAIF assessment.

Non-performing Assets. The following table sets forth the amounts and categories of non-performing assets at September 30, 1996 and December 31, 1995.

                                           September 30,       December 31,
                                               1996                1995
                                           -------------       ------------
                                                (Dollars in Thousands)
Non-accruing loans
    One to four family real estate         $    317            $     265
    Non-residential property                     19                    0
    Commercial                                    -                    7
    Consumer                                     62                   26
                                            -------              -------
       Total                               $    398            $     298
                                            -------              -------

Accruing loans delinquent 90 days or more
    One to four family real estate         $    142            $       -
    Consumer                                      -                    1
                                            -------              -------

      Total non-accrual and accrual loans  $    540            $     299
                                            =======              =======

Repossessed property                       $    147            $      29
Other non-performing assets                       -                    -
                                            -------              -------
      Total repossessed and non-performing
        assets                             $    147            $      29
                                            -------              -------

      Total non-performing assets          $    687            $     328
                                            =======              =======

      Total non-performing assets as a
       percent of total assets                 0.34%               0.17%
                                            =======              =======

      Total non-performing loans           $    540            $    299
                                            =======              =======

      Total non-performing loans as
       a percentage of total loans
       receivable, net                         0.30%               0.18%
                                            =======              =======


      While the total amount of non-performing loans increased significantly at September 30, 1996 when compared to December 31, 1995, management does not believe that the quality of the loan portfolio has declined but that the non-performing loans as of December 31, 1995 were lower than average for the Company's loan portfolio. Non-performing loans at September 30, 1996 were $540,000 which is less than $731,000, the average non-performing loans at the end of the four quarters prior to December 31, 1995.

      Effective January 1, 1995, the Bank adopted Financial Standards Board Statement No. 114, Accounting by Creditors for Impairment of a Loan, and Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, which require that impaired loans within the scope of these Statements be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate; or as a practical expedient, either at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. At September 30, 1996 and 1995, the amount of loans that would be classified as impaired under these Statements is considered to be immaterial.

Liquidity and Capital Resources:

       Wells Federal is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of US Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. At September 30, 1996, the Bank's liquidity, as measured for regulatory purposes, was 6.49%. The Bank adjusts liquidity as appropriate to meet its asset/liability objectives.
                                     Page 10

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

      The Bank has other sources of liquidity if a need for additional funds arises although the Bank has not used them. Additional sources of funds include borrowing against mortgage-backed or other securities. At September 30, 1996, the mortgage-backed securities portfolio consisted solely of collateralized mortgage obligations guaranteed as to principal by FNMA or FHLMC. These securities are considered non-high-risk securities under applicable criteria. These securities had a market value of $532,000 at September 30, 1996 and the carrying value of these securities are adjusted quarterly to reflect market value.

      The Bank is required to maintain specified amounts of capital. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement and a risk based capital requirement. At September 30, 1996, the Bank's tangible capital totaled $19.9 million, or 10.03% of adjusted total assets, and core capital totaled $19.9 million, or 10.03% of adjusted total assets, which substantially exceeded the respective 1.5% tangible capital and 3.0% core capital requirements at that date by $16.9 million and $14.0 million, respectively, or 8.53% and 7.03% of adjusted total assets, respectively. The Bank's risk-based capital totaled $20.5 million at September 30, 1996 or 18.07% of risk-weighted assets, which exceeded the current requirements of 8.0% of risk-weighted assets by $11.4 million or 10.07% of risk-weighted assets.

Savings Association Insurance Fund

      Due to a disparity in the capitalization of federal deposit insurance funds, effective January 1, 1996 the FDIC lowered the annual insurance premium for member of the Bank Insurance Fund (BIF) to $2,000 while maintaining an average annual insurance premium of 0.23% of deposits for members of the Savings Association Insurance Fund (SAIF). Legislation signed into law on September 30, 1996 provides for the recapitalization of SAIF by a one-time special assessment of SAIF members of 0.657% of deposits on hand as of March 31, 1995. This legislation also provides for the annual insurance premium for SAIF members to decline from 0.23% to 0.064% of deposits effective January 1, 1997 with a further reduction to 0.24% of deposits by January 1, 2000.

                     WELLS FINANCIAL CORP. and SUBSIDIARIES
                               September 30, 1996

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

                  b.  None.


No other information is required to be filed under Part II of the form

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



WELLS FINANCIAL CORP.




By:  /s/ Lawrence H. Kruse                         Date: November 13, 1996
     ---------------------                               -----------------------
     Lawrence H. Kruse
     President and Chief Executive Officer


By:  /s/ James D. Moll                             Date: November 13, 1996
     ---------------------                               -----------------------
     James D. Moll
     Treasurer and Principal Financial
       & Accounting Officer