Form 10KSB40
period 1996-12-31
WELLS FINANCIAL CORP
filed 1997-03-27
CIK 934739

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended      December 31, 1996
                          ---------------------------------

                                    - OR -

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from  __________________ to _____________________

Commission file number:   0-25342
                          -------

                              Wells Financial Corp.
-------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

                Minnesota                                       48-1799504
--------------------------------------------              ---------------------
       (State or other jurisdiction of                       (I.R.S. employer
      of incorporation or organization)                     identification no.)

    53 First Street, S.W., Wells, Minnesota                      56097
--------------------------------------------              ---------------------
   (Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code:              (507) 553-3151
                                                                 --------------
Securities registered pursuant to Section 12(b) of the Act:           None
                                                                 --------------
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of class)

      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Registrant's voting stock trades on the Nasdaq National Market under the symbol "WEFC." The aggregate market value of the voting stock held by non-affiliates of registrant, based upon the closing price of such stock as of March 10, 1997 ($14.375 per share), was $26.7 million.

      As of March 10, 1997, registrant had 2,018,860 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Part II -- Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996.

2. Part III -- Portions of registrant's Proxy Statement for Annual Meeting of Stockholders to be held on April 16, 1997.

                                    PART I

Item 1. Business
----------------

General

      Wells Financial Corp. ("Registrant" or the "Company") is a unitary savings and loan holding company that was incorporated in December 1994 under the laws of the State of Minnesota for the purpose of acquiring all of the issued and outstanding common stock of Wells Federal Bank, fsb (the "Bank"). This acquisition occurred in April 1995 at the time the Bank simultaneously converted from a mutual to stock institution, and sold all of its outstanding capital stock to the Company and the Company made its initial public offering of common stock (the "Conversion"). As of December 31, 1996, the Company had total assets of $201.3 million, total deposits of $145.3 million, and stockholders' equity of $28.2 million or 14.0% of total assets under generally accepted accounting principles ("GAAP"). The only subsidiary of the Company is the Bank.

      The primary activity of the Company is directing and planning the activities of the Bank, the Company's primary asset. At December 31, 1996, the remainder of the assets of the Company were maintained in the form of a loan to the Bank, a loan to an employee stock ownership plan ("ESOP") that was established for the benefit of the Bank's employees, deposits in interest bearing accounts with other financial institutions and selected investments. The Company engages in no other significant activities. As a result, references to the Company or Registrant generally refer to the Bank, unless the context otherwise indicates. In the discussion of regulation, except for the discussion of the regulation of the Company, all regulations apply to the Bank rather than the Company.

      The Bank is a federally chartered stock savings bank headquartered in Wells, Minnesota. The Bank has seven full service offices located in Faribault, Martin, Blue Earth, Nicollet and Freeborn Counties and one loan origination office located in Steele County, Minnesota. The Bank was founded in 1934 and obtained its current name in 1991. The Bank's deposits have been federally insured by the Savings Association Insurance Fund ("SAIF") and its predecessor, the Federal Savings and Loan Insurance Corporation ("FSLIC"), since 1934, and the Bank is a member of the Federal Home Loan Bank ("FHLB") System. The Bank is a community oriented, full service retail savings institution offering traditional mortgage loan products. It is the Bank's intent to remain an independent community savings bank serving the local banking needs of Faribault, Martin, Blue Earth, Nicollet, Steele and Freeborn Counties, Minnesota.

      The Bank attracts deposits from the general public and uses such deposits primarily to invest in residential lending on owner occupied properties. The Bank also makes consumer loans, commercial loans, and agricultural related loans and purchases mortgage-backed and investment securities.

      The principal sources of funds for the Registrant's lending activities are deposits, advances from the Federal Home Loan Bank and the amortization, repayment, and maturity of loans, mortgage-backed securities, and investment securities. Principal sources of income are interest and fees on loans, mortgage-backed securities, investment securities, and deposits held in other financial institutions. The Registrant's principal expense is interest paid on deposits.

Market Area

     The Company's primary market area consists of Faribault, Martin, Blue Earth, Nicollet, Steele and Freeborn Counties, Minnesota. Located southwest of Minneapolis, this area is primarily rural and contains approximately 50 communities ranging in population size from 200 to 40,000. The primary lending concentration is in the Mankato and North Mankato area, an area with a relatively large population base. The Company has two offices in the Mankato and North Mankato area. Historically, the economy in the Company's market area has been dependent on agriculture and agriculture related industries. Economic growth in the Company's market area remains dependent upon the local economy. In addition, the deposit and loan activity of the Company is significantly affected by economic conditions in its market area including the agriculture industry.

      Lending Activities. The Company's loan portfolio predominantly consists of mortgage loans secured by one to four-family residences. The Company also makes consumer loans and commercial loans. For its mortgage loan portfolio, the
Company originates and retains adjustable rate loans as well as lower loan-to-value ratio fixed-rate loans with original maturities that are greater than fifteen years. The Company sells other conventional fixed rate mortgage loans into the secondary market. The Company's consumer loan portfolio consists primarily of home equity or improvement loans secured by second liens on real estate on which the Company has the first lien. To a lesser extent, the consumer loan portfolio includes loans secured by vehicles and savings accounts. The Company also originates commercial and multi-family real estate loans, the vast majority of which are secured by farm land. In addition to loans secured by farm real estate, the Company makes commercial business loans, the majority of which are secured by farm operating equipment, livestock, crops on hand, growing crops and farm real estate.

      The consumer, commercial, and commercial business loan portfolios are primarily composed of adjustable rate loans.

      The Company's adjustable rate loans reprice based on a cost of funds index that is a lagging market index. A lagging index does not adjust as rapidly as market interest rates and may not adjust as rapidly as would other indices. During periods of increasing interest rates, use of a lagging index results in adjustable rate loans repricing upward at a slower rate than if a leading market index had been used. During periods of decreasing interest rates, use of a lagging index results in adjustable rate loans repricing downward at a slower rate than if a leading market index had been used.

      Loan Portfolio Composition. The following table sets forth information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages of the total loan portfolio (before deductions for loans in process, deferred loan origination fees and costs and allowances for losses) as of the dates indicated.


                                                                                At December 31,
                                         ------------------------------------------------------------------------------------------
                                               1992              1993                1994              1995               1996
                                         ----------------   ----------------   -----------------  ----------------   ---------------
                                         Amount   Percent   Amount   Percent   Amount    Percent  Amount   Percent   Amount  Percent
                                         ------   -------   ------   -------   ------    -------  ------   -------   ------  -------
                                                                   (Dollars in Thousands)
Real Estate Loans:
  One- to four-family ................. $ 99,997  81.57%   $118,294   82.08%  $137,130    82.14% $136,022   79.38%  $141,067  78.20%
  Multi-family ........................    1,377   1.12       1,015    0.70        951     0.57       880    0.51      1,355   0.75
  Commercial ..........................    7,804   6.37       8,384    5.82      9,654     5.78    10,554    6.16     10,878   6.03
  Construction ........................    1,359   1.11       1,517    1.05      2,149     1.29     2,774    1.62      2,081   1.15
                                        -------- ------    --------  ------   --------   ------  --------  ------   -------- ------
      Total real estate loans .........  110,537  90.17     129,210   89.65    149,884    89.78   150,230   87.67    155,381  86.13
                                        -------- ------    --------  ------   --------   ------  --------  ------   -------- ------

Other Loans:
 Consumer Loans:
  Savings account .....................      784   0.64         531    0.37        471     0.28       436    0.25        443   0.25
  Vehicles ............................    1,168   0.95       2,308    1.60      2,573     1.54     3,353    1.96      4,619   2.56
  Home equity, home improvement and
   second mortgages ...................    6,566   5.36       8,135    5.65     10,392     6.23    12,875    7.51     15,197   8.42
  Other ...............................    2,393   1.95       2,973    2.06      2,811     1.68     3,279    1.91      3,588   1.99
                                        -------- ------    --------  ------   --------   ------  --------  ------   -------- ------
      Total consumer loans ............   10,911   8.90      13,947    9.68     16,247     9.73    19,943   11.63     23,847  13.22
Commercial business loans .............    1,135   0.93         957    0.67        810     0.49     1,191    0.70      1,171   0.65
                                        -------- ------    --------  ------   --------   ------  --------  ------   -------- ------
      Total other loans ...............   12,046   9.83      14,904   10.35     17,057    10.22    21,134   12.33     25,018  13.87
                                        -------- ------    --------  ------   --------   ------  --------  ------   -------- ------
      Total loans .....................  122,583 100.00%    144,114  100.00%   166,941   100.00%  171,364  100.00%   180,399 100.00%
                                                 ======              ======              ======            ======            ======

Less:
  Loans in process ....................      503              1,190                685               493                 623
  Deferred loan origination fees
   and costs ..........................      362                544                695               689                 714
  Allowance for loan losses ...........      479                398                376               512                 615
                                         -------           --------           --------          --------            --------
      Total loans receivable, net...... $121,239           $141,982           $165,185          $169,670            $178,447
                                        ========           ========           ========           =======             =======


      Origination, Purchase, and Repayment of Loans. The following table sets forth the Company's loan originations, sales, and principal repayments for the periods indicated. The Company originates loans for retention in its portfolio and did not purchase loans during the years indicated.



                                                   Years Ended December 31,
                                     -----------------------------------------------------
                                      1992        1993       1994       1995       1996
                                      ----        ----       ----       ----       ----
                                                        (In Thousands)
Total gross loans receivable at
   beginning of year .............   $134,291   $122,583   $144,114   $166,941   $171,364
                                     --------   --------   --------   --------   --------

Loans originated:
  One- to four-family residential      57,408     64,043     33,854     30,609     43,411
  Commercial and multi-family real
    estate .......................        296      1,042      1,623      1,366      1,759
  Construction loans .............      1,556      3,627      5,114      5,522      6,776
  Consumer loans .................      1,507      7,496      8,166     12,103     10,242
  Commercial business loans ......        670      1,257      1,760      1,567        610
                                     --------   --------   --------   --------   --------
Total loans originated ...........     61,437     77,465     50,517     51,167     62,798
                                     --------   --------   --------   --------   --------

Principal reductions:
  Loans sold .....................     39,613     24,552      2,971     13,584     19,209
  Loan principal repayments ......     33,532     31,382     24,719     33,160     34,554
                                     --------   --------   --------   --------   --------
Total principal reductions .......     73,145     55,934     27,690     46,744     53,763
                                     --------   --------   --------   --------   --------
Total gross loans receivable at
  end of year ....................   $122,583   $144,114   $166,941   $171,364   $180,399
                                     ========   ========   ========   ========   ========


    Loan Sales. During 1996, the Company sold $19.2 million of mortgage loans into the secondary market. The Company sells the FHA and Veterans Administration ("VA") loans that it originates to another financial institution. The Company does not retain the servicing on the FHA/VA loans. The Company also sells conforming fixed-rate conventional loans with loan-to-value ratios of 90% or higher to the Federal Home Loan Mortgage Corporation ("FHLMC"). The Company retains the servicing rights on these loans. All loans sold to FHLMC ($17.7 million) were sold without recourse to the Company, except for documentation deficiencies that may require the Company to repurchase these loans within a limited time period following the sale to FHLMC. To a lesser extent, the Company has sold loans with high loan to value ratios to maintain its loan quality.

    Loan Maturity Tables. The following table sets forth the maturity of the Company's loan portfolio at December 31, 1996. The table does not include prepayments, scheduled principal repayments or loans held for sale. All mortgage loans are shown as maturing based on contractual maturities.


                         1- to 4-       Other
                          Family     Residential                 Commercial
                        Real Estate      and                     Business and
                         Mortgage    Commercial    Construction   Consumer      Total
                         --------    ----------    ------------   --------      -----
                                                   (In Thousands)
Amounts Due:
  Within 1 year.......   $    439       $     2       $2,081      $ 2,706     $  5,228
  1 to 3 years........      1,281           513           --        3,609        5,403
  3 to 5 years........      1,689         1,283           --        5,298        8,270
  5 to 10 years.......      8,228           937           --       12,266       21,431
  Over 10 years.......    129,430         9,498           --        1,139      140,067
                          -------        ------        -----       ------      -------
Total amount due......   $141,067       $12,233       $2,081      $25,018      180,399
                          =======        ======        =====       ======      -------

Less:
Allowance for loan losses..................................................        615
Loans in process...........................................................        623
Deferred loan fees.........................................................        714
                                                                               -------
  Loans receivable, net....................................................   $178,447
                                                                               =======



    The following table sets forth the dollar amount of all loans due after December 31, 1997 that have pre-determined interest rates and which have floating or adjustable interest rates. This table does not include loans held for sale.


                                                        Floating or
                                         Fixed Rates  Adjustable Rates        Total
                                         -----------  ----------------        -----
                                                       (In Thousands)
One- to four-family ...................   $ 49,203         $ 91,425         $140,628
Commercial and multi-family real estate      3,286            8,945           12,231
Construction ..........................          -                -                -
Commercial business and consumer ......      9,550           12,762           22,312
                                          --------         --------         --------
  Total ...............................   $ 62,039         $113,132         $175,171
                                          ========         ========         ========



    One- to Four-Family Residential Loans. The Company's primary lending activity consists of the origination of single family residential mortgage loans secured by property located in the Company's primary market area. The Company generally originates one- to four-family residential mortgage loans without private mortgage insurance in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property. The Company will not originate any loan which exceeds 95% of the lesser of the appraised value or selling price and typically requires private mortgage insurance on any loans at 80% or more of the value of the mortgaged property. Typically, fixed rate loans with loan-to-value ratios of 90% or higher will be sold into the secondary market. The Company originates adjustable rate mortgage loans for retention in its portfolio with loan-to-value ratios of up to 95% and requires private mortgage insurance when the loan-to-value ratio exceeds 80%.

    For its adjustable rate loans, the Company may offer low initial interest rates ("teaser rates") but requires the borrower to qualify at the fully indexed rate. The Company's adjustable rate loans provide for annual 1%-2% interest rate adjustments with a maximum adjustment over the term of the loan of between 5% and 6%. The Company also permits adjustable rate loans to be converted into fixed-rate loans.

    Loan originations are generally obtained from existing customers, members of the local community, and referrals from realtors within the Company's lending area. Mortgage loans originated and held by the Company in its portfolio include due-on sale clauses which provide the Company with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Company's consent.

    The Company primarily originates fixed and adjustable rate mortgage loans with 15-30 year terms. The Company offers various loan programs, including low documentation loans for loans with lower loan-to-value ratios and other loan programs using cost of funds or one-year U.S. treasury indices for adjustable rate loan repricing. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Company's cost of funds. Throughout the year, origination fees for loans were generally 1% of the loan amount. The Company's standard underwriting guideline for fixed-rate mortgage loans conform to FHLMC guidelines and the loans may be sold in the secondary market to private investors. The Company customarily sells all Federal Housing Administration and Veterans' Administration ("FHA/VA") loans as well as certain conforming fixed rate mortgage loans in the secondary market. The Company also originates adjustable rate mortgages ("ARMs") which adjust every year based upon various indices.

    At December 31, 1996, the Company was servicing approximately $66.1 million of loans for others, primarily long term fixed rate loans sold to FHLMC. Generally, the Company retains all servicing on loans sold to FHLMC and does not retain servicing on FHA/VA loans sold. Except for document deficiencies that may occur during origination that may require a repurchase by the Company, loans are sold without recourse.

    Consumer Loans. The Company offers second mortgage loans on one- to four-family residences which are typically offered as adjustable rate loans. Such loans are only made on owner-occupied one- to four-family residences and are subject to a 95% combined loan-to-value ratio. The Company holds the majority of the underlying first mortgages on these loans. The underwriting standards for second mortgage loans are similar to the Company's standards applicable to one- to four-family residential loans. To a lesser extent, the Company makes loans secured by vehicles and by savings accounts held with the Company. Loans secured by vehicles totalled $4.6 million, or 2.56%, of the loan portfolio at December 31, 1996.

    Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to 35% of an institution's assets. In addition, a federal thrift has lending authority above the 35% category for certain consumer loans, property improvement loans, and loans secured by savings accounts. The Company originates consumer loans in order to provide a wide range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help maintain a profitable spread between its average loan yield and its cost of funds. Consumer loans, however, tend to have a higher risk of default than residential mortgage loans.
Typically, based on the Company's experience, a borrower faced with either paying a mortgage loan to avoid foreclosure on the borrower's home or defaulting on a consumer loan will continue paying the mortgage loan. At December 31, 1996, the Company had approximately $75,000 in consumer loans that were more than 90 days delinquent.

    Commercial Real Estate Loans. In order to enhance yields on its assets, the Company originates loans secured by commercial real estate. Approximately three-quarters of this portfolio is secured by farm real estate. Most of the remainder of the portfolio is secured by church real estate. At December 31, 1996, loans secured by farm real estate were originated in amounts up to the lesser of 65% of the appraised value of the property or $1,000 per tillable acre. These loans are evaluated on a cash flow basis in addition to an asset value basis. Loans secured by church real estate are generally originated in amounts up to 70% of the appraised value of the property. At December 31, 1996, the Company's largest commercial real estate loan consisted of a $525,000 performing loan secured by a multi-family building in North Mankato, Minnesota. All commercial real estate loans, excluding those secured by farm real estate, require prior approval by the Bank's Board of Directors. As part of its underwriting, the Company requires that borrowers qualify for a commercial loan at the fully indexed interest rate rather than at the origination interest rate.

    Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. For loans secured by farm real estate, repayment may be affected by weather conditions and government policies and subsidies concerning farming. For loans secured by church real estate, repayment is dependent upon the continuing financial support of the church's members.

    Commercial Business Loans. The Company's commercial business loans consist of agricultural operating loans secured primarily by farm equipment, livestock, crops, and farm real estate. These loans are generally originated in amounts up to 70% of the appraised value of the property. These loans typically are adjustable rate loans with quarterly adjustments. Agricultural operating loans generally involve a greater degree of risk than residential mortgage loans. This increased credit risk is a result of several factors, including the effects of general economic conditions on income producing property and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of agricultural operating loans is typically dependent upon the successful operation of the related property. If the cash flow from the property is reduced, the borrower's ability to repay the loan may be impaired.

    Construction Loans. Construction loans are made on single family residential property to the individuals who are the owners and occupants upon completion of construction. These loans are made on a long term basis and are classified as construction permanent loans with no principal payments required during the first six months, after which the payments are set at an amount that will amortize over the term of the loan. The maximum loan-to-value ratio is 80% and is made at a variable or fixed interest rate.

    The Company does not originate many speculative loans to builders and limits the loan-to-value ratio to 70% with a maximum loan term of 18 months. In underwriting such loans, the Company takes into consideration the number of units that the builder has on a speculative basis that remain unsold.

    Construction lending is generally considered to involve a higher degree of credit risk than long-term financing of residential properties. The Company's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, the Company may be compelled to advance additional funds to complete the development. Furthermore, if the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a property with a value that is insufficient to assure full repayment. For the small number of speculative loans originated to builders, the ability of the builder to sell completed dwelling units will depend, among other things, on demand, pricing, and availability of comparable properties and economic conditions.

    Loan Approval Authority and Underwriting. All loans, other than smaller dollar value consumer loans, must be approved by the Company's Loan Committee. A minimum of two committee members may approve loans on one- to four-family residential units, non-owner occupied residential properties that do not exceed eight units, farm real estate loans of $200,000 or less, farm operating loans of $100,000 and less, and all consumer loans. All commercial real estate loans and other loans that exceed the above limitations must be submitted to the Board of Directors for prior approval.

    For all loans originated by the Company, upon receipt of a completed loan application from a prospective borrower, a credit report is generally ordered, income and certain other information is verified and, if necessary, additional financial information is requested. For real estate loans, an appraisal of the real estate intended to be used as security for the proposed loan is obtained from an independent appraiser designated and approved by the Board of Directors of the Bank. In certain cases, an appropriate valuation is completed by Company staff as allowed by regulation. In addition, the relationship of the loan to the value of the collateral is considered. The Company makes construction/permanent loans on individual properties. Funds advanced during the construction phase are held in a loan-in-process account and disbursed based upon various stages of completion in accordance with the results of inspection reports that are obtained through physical inspection of the construction by an independent contractor hired by the Company or in some cases by a loan officer. For real estate loans, the Company will require either title insurance or a title opinion. Borrowers must also obtain hazard or flood insurance (for loans on property located in a flood zone, flood insurance is required) prior to the closing of the loan.

    Loan  Commitments.   The  Company  issues  written   commitments  or  verbal
commitments to prospective borrowers on all real estate approved loans. Generally, the commitment requires acceptance within 90 days of the date of issuance. Commitments for consumer loans are given verbally and not in writing and generally expire in a shorter period of time. At December 31, 1996, the Company had $11.9 million of commitments to cover originations, undisbursed funds for loans in process and unused lines of credit. The Company estimates that the majority of the Company's commitments are funded.

    Loans to One Borrower. Loans-to-one borrower are limited in an amount equal to 15% of unimpaired capital and unimpaired surplus and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. The Company's maximum loan-to-one borrower limit was approximately $3.1 million as of December 31, 1996.

    At December 31, 1996, the Company's largest amount of loans to one borrower was $900,000, consisting of performing loans secured by multi-family buildings and real estate for approximately 19 dwelling units and a personal residence, all of which are located in the Company's market area.

    Loan Delinquencies. The Company's collection procedures provide that when a mortgage loan is 15 days past due, a notice of nonpayment is sent. If payment is still delinquent after 30 days past due the customer will receive a letter and/or telephone call and may receive a visit from a representative of the Company. If the delinquency continues, similar subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status for 60 days past due and no repayment plan is in effect, a notice of right to cure default is mailed to the customer giving 30 additional days to bring the account current before foreclosure is commenced. The loan committee meets regularly to determine when foreclosure proceedings should be initiated and the customer is notified when foreclosure has been commenced.

    Loans are reviewed on a monthly basis and are generally placed on a non-accrual status when a mortgage loan or a non-mortgage loan becomes 120 or 90 days delinquent, respectively, and, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

    Non-accrual loans fluctuate over time due to a variety of factors. For the Company, non-accrual loans may be affected by the payments on one large loan or a delay in the harvesting of crops due to weather conditions. The Company's experience has been that these fluctuations are normal and are not dependant on any one factor over time.

    The following table sets forth information regarding non-accrual loans, real estate owned, and certain other repossessed assets and loans. On January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, as amended by SFAS No. 118. The adoption of this statement had no effect on the consolidated financial statements of the Company.

                                                                                                At December 31,
                                                                              ---------------------------------------------------
                                                                                 1992       1993      1994    1995      1996
                                                                                 ----       ----      ----    ----      ----
                                                                                            (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Construction loans ...........................................              $     --   $       --   $ --   $  --   $       --
  Permanent loans secured by 1- to 4-family
    residences .................................................                   942          614    556     265          164
  All other mortgage loans .....................................                    20           75    168      --           59
Non-mortgage loans:
  Commercial ...................................................                     7           --      5       7           --
  Consumer .....................................................                    70           71     88      26           75
                                                                              --------   ----------   ----    ----   ----------
Total ..........................................................              $  1,039   $      760   $817    $298   $      298
                                                                              ========   ==========   ====    ====   ==========

Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
  Construction loans ...........................................              $     --   $       --   $ --     $--    $      --
  Permanent loans secured by 1- to 4-family
    residences .................................................                    --           --     --      --          147
  All other mortgage loans .....................................                    --           --     --      --           --
Non-mortgage loans:
  Commercial ...................................................                    --           --     --      --           --
  Consumer .....................................................                    --           --     --       1           --
                                                                              --------   ----------   ----    ----   ----------
Total ..........................................................              $     --   $       --   $ --    $  1   $      147
                                                                              ========   ==========   ====    ====   ==========
Total non-accrual and accruing loans
  past due 90 days or more .....................................              $  1,039   $      760   $817    $299   $      445
                                                                              ========   ==========   ====    ====   ==========
Foreclosed real estate .........................................              $    136   $      160   $151    $ 29   $       78
                                                                              ========   ==========   ====    ====   ==========
Other nonperforming assets .....................................              $     --   $       --   $ --    $ --   $       --
                                                                              ========   ==========   ====    ====   ==========
Total nonperforming assets .....................................              $  1,175   $      920   $968    $328   $      523
                                                                              ========   ==========   ====    ====   ==========
Total non-accrual and accruing loans past
  due 90 days or more to net loans .............................                  0.86%        0.53%  0.50%   0.18%        0.25%
                                                                              ========   ==========   ====    ====   ==========
Total non-accrual and accruing loans past
  due 90 days or more to total assets...........................                  0.59%        0.46%  0.45%   0.15%        0.22%
                                                                              ========   ==========   ====    ====   ==========
Total nonperforming assets to total assets......................                  0.67%        0.56%  0.53%   0.17%        0.26%
                                                                              ========   ==========   ====    ====   ==========



    Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was immaterial for the year ended December 31, 1996. Amounts included in the Company's interest income on non-accrual loans for the year ended December 31, 1996 was likewise immaterial.

    Classified Assets. Office of Thrift Supervision ("OTS") regulations provide for a classification system for problem assets of insured institutions which covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weakness that do not currently warrant classification in one of the aforementioned categories.

    When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

    The following table provides further information about the Company's problem assets as of December 31, 1996.

                                    (In Thousands)
Special Mention...............         $  497
Substandard...................            496
Doubtful assets...............             --
Loss assets...................             29

General loss allowance........            615


    Foreclosed Real Estate. Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of the loan balance or the fair value at the date of foreclosure less estimated costs of disposition. There may be significant other expenses incurred such as attorney and other extraordinary servicing costs involved with foreclosures. Foreclosed real estate, net of allowance for losses, totaled $78,000 at December 31, 1996.

    Allowance for Loan and Real Estate Losses. It is management's policy to provide for losses on unidentified loans in its loan portfolio and foreclosed real estate. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Company's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current economic conditions.

    Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

     Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Company's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio. The allocation of the allowance for loan losses is based on management's evaluation of the loans in the respective portfolios; the Company does not attempt to manage the percentage of the allocation between loan categories. As part of management's evaluation, for each loan category, the allowance is determined after examination of prior period experience but is adjusted for various factors such as delinquencies, expected charge-offs, recoveries, amount of classified assets, amount of non-accrual loans and any known local economic trends. As a result, the allocation of the allowance does not reflect relative levels of historic charge-offs between loan categories.


                                                                     At December 31,
                             -----------------------------------------------------------------------------------------------------
                                  1992                 1993                1994                1995                  1996
                             ------------------- ------------------  -------------------- ------------------   -------------------
                                     Percent of          Percent of            Percent of          Percent of            Percent of
                                   Loans in Each        Loans in Each        Loans in Each        Loans in Each        Loans in Each
                                    Category to          Category to           Category to         Category to          Category to
                             Amount Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans
                             ------ -----------  ------  -----------  ------  -----------  ------  -----------  ------  -----------
                                                                   (Dollars in Thousands)
At end of year allocated to:
Mortgage................     $379       90.17%    $272      89.65%    $251       89.78%    $394      87.67%     $484       86.13%
Consumer and non-mortgage     100        9.83      126      10.35      125       10.22      118      12.33       131       13.87
                              ---      ------      ---     ------      ---      ------      ---      -----       ---      ------
 Total allowance........     $479      100.00%    $398     100.00%    $376      100.00%    $512     100.00%     $615      100.00%
                              ===      ======      ===     ======      ===      ======      ===     ======       ===      ======


    Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Company's allowance for loan losses for the years indicated:


                                                     At December 31,
                                --------------------------------------------------------
                                   1992       1993         1994        1995       1996
                                   ----       ----         ----        ----       ----
                                                 (Dollars in Thousands)

Total loans outstanding.......   $122,583   $144,114     $166,941    $171,364   $180,399
                                  =======    =======      =======     =======    =======
Average loans outstanding.....   $129,260   $130,026     $153,477    $170,395   $173,383
                                  =======    =======      =======     =======    =======

Beginning allowance balances..   $    515   $    479     $    398    $    376   $    512
Provision:
  One- to four-family.........         72         --           32         166        180
  Commercial and multi-family
    real estate...............         --         --           --          --         --
  Consumer....................        100         --           81          --         --
Charge-offs:
  One- to four-family.........         64         61           53          23         21
  Commercial and multi-family
    real estate...............         80         --           --          --         --
  Consumer....................         93         59           91          18         67
Recoveries:
  One- to four-family.........          4         19           --          --         --
  Commercial and multi-family
    real estate...............         --         --           --          --         --
  Consumer....................         25          4            9          11         11

Other.........................         --         16           --          --         --
                                  -------    -------      -------     -------    -------

Ending allowance balance......   $    479    $   398     $    376    $    512   $    615
                                  =======    =======      =======     =======    =======

Allowance for loan losses as a
  percent of total loans
  outstanding.................       0.39%      0.28%        0.23%       0.30%      0.34%
Net loans charged off as a
  percent of average loans
  outstanding.................       0.16%      0.07%        0.09%       0.02%      0.04%



    Analysis of the Allowance for Foreclosed Real Estate. The following table sets forth information with respect to the Company's allowance for losses on foreclosed real estate at the dates indicated.


                                                                 At December 31,
                                                --------------------------------------------
                                                  1992      1993     1994     1995     1996
                                                  ----      ----     ----     ----     ----
                                                  (Dollars in Thousands)
Total foreclosed real estate and real estate
  in judgment, net ............................ $  136    $   160   $  151   $    29   $ 78
                                                 =====    =======   ======   =======   ====
Allowance balances - beginning ................     34         16       --        --     --
Provision .....................................     --         --       --        --     --

Charge-offs ...................................     18         --       --        --     --
Recoveries ....................................     --         --       --        --     --
Other .........................................     --        (16)      --        --     --
                                                  ----    -------   ------   -------   ----
Allowance balances - ending ................... $   16    $    --  $    --   $    --   $ --
                                                 =====    =======   ======   =======   ====
Allowance for losses on foreclosed real estate
  in judgment to net foreclosed real estate and
  real estate in judgment .....................  11.76%        --%      --%      --%     --%
                                                 =====    =======   ======   =======   ====


Mortgage-Backed Securities

    To supplement lending activities, the Company invests in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings (although the Company has not used them as such) and, through repayments, as a source of liquidity.

    At December 31, 1996, the mortgage-backed securities portfolio had a fair value of $428,000 and an amortized cost of $427,000. Because the portfolio is classified as available for sale (the Company had no mortgage-backed securities held to maturity at December 31, 1996), the portfolio is recorded at $428,000. The mortgage-backed securities portfolio at December 31, 1996 consisted solely of real estate mortgage investment conduits ("REMICs"), a form of collateralized mortgage obligations ("CMOs"). The Company receives monthly interest payments on the securities in this portfolio based on fixed coupon rates. These securities are guaranteed as to principal by the Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC") and management does not believe that there is a material credit risk associated with the repayment of principal.

    To assess price volatility, the Federal Financial Institutions Examination Council ("FFIEC") and OTS have adopted a policy that requires an annual "stress" test of mortgage derivative securities. This policy requires the Company to annually test its CMOs and other mortgage-related securities to determine whether they are high-risk or non-high-risk securities. At December 31, 1996, the Company's CMOs met the criteria established by the policy for non-high-risk securities. If interest rates remain stable, the weighted average life of the FNMA CMO is 0.66 years. According to stress tests mandated by the Company's regulators, a 300 basis point upward shift in interest rates increases the weighted average life of this security to 1.12 years. This same 300 basis point upward shift would result in a 2.72% decrease in price. Currently, the weighted average life of the FHLMC CMO is 0.17 years. A 300 basis point upward shift in interest rates increases the weighted average life to 0.27 years and results in a 0.75% decrease in the price. The carrying value of these securities is adjusted on a quarterly basis to reflect current market value.

Investment Activities

     The Company is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The Company has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Company's loan origination and other activities. At December 31, 1996, the Company had an investment portfolio of approximately $9.8 million, consisting primarily of U.S. Treasury securities and U.S. government corporate and agency obligations. To a lesser extent, the portfolio also includes mutual funds, FHLMC stock, mortgage-backed securities, certificates of deposit and FHLB stock, as permitted by the OTS regulations. The Company classifies its investments, including debt and equity securities, as either held to maturity or available for sale, in accordance with SFAS 115. The Company will continue to seek high quality investments. The primary and secondary goals of the investment portfolio are safety of principal and rate of return, respectively.

    Investment Portfolio. The following table sets forth the carrying value of the Company's investments, including short-term investments, FHLB stock, and mortgage-backed securities, at the dates indicated. At December 31, 1996, the Company's securities that were classified as available for sale had an unrealized net gain of $583,000. The Company's securities that were classified as held to maturity had a net unrealized loss of $5,000. This unrealized loss is not reflected in the table below because these securities are carried at amortized cost in accordance with SFAS 115. At December 31, 1996, the market value for the interest bearing deposits shown below approximated their cost.

                                                  At December 31,
                                         ---------------------------------
                                          1994         1995         1996
                                         -------      ------      --------
                                                  (In Thousands)

Securities available for sale:
  Equity securities................      $ 5,951      $ 6,753     $ 7,100
Securities held to maturity:
 U.S. government securities........        1,793          800          --
 U.S. agency securities............        4,198        3,399       2,049
                                          ------       ------       -----
   Total investment securities.....       11,942       10,952       9,149
Interest-bearing deposits..........          100          800         200
Mortgage-backed securities available
   for sale........................          961          867         428
                                          ------       ------      ------
   Total investments...............      $13,003      $12,619     $ 9,777
                                          ======       ======      ======

    Investment  Portfolio  Maturities.  The  following  table sets forth certain
information   regarding  the  carrying  values,   weighted  average  yields  and
maturities of the Company's investment securities portfolio.


                                                                 At December 31, 1996
                           --------------------------------------------------------------------------------------------------------
                                                                                                                    Total
                           One Year or Less    One to Five Years   Five to Ten Years  More than Ten Years    Investment Securities
                           ------------------  -----------------  ------------------- -------------------  -------------------------
                           Carrying   Average  Carrying  Average  Carrying    Average Carrying    Average   Carrying Average Market
                             Value     Yield    Value     Yield    Value      Yield    Value      Yield      Value   Yield    Value
                           --------   -------  -------   -------  -------    -------  -------     -------   -------  ------  ------
                                                                       (Dollars in Thsands)

Mortgage-backed Securities  $  428    6.81%  $   --      --%   $    --       --  %     $   --      --  %    $  428   6.81%   $  428
U.S. Government Obligations     --      --       --      --         --       --            --      --           --     --        --
U. S. Agency Obligations ..     --      --    2,049    6.44         --       --            --      --        2,049   6.44     2,044
FHLB Stock ................     --      --       --      --         --       --            --      --        1,633     --     1,633
Equity Securities(1) ......     --      --       --      --         --       --            --      --        5,467     --     5,467
Interest Bearing Deposits .    200    5.75       --      --         --       --            --      --          200   5.75       200
                             -----            -----              -----                  -----                -----            -----
  Total ................... $  628    6.47   $2,049    6.44    $    --       --            --      --       $9,777           $9,772
                            ======            ======             =====                  =====                =====            =====


------------------------
(1) Includes funds held by the Asset Management Fund for Financial Institutions for the Company in the following portfolios: $2,320,000 in the Short U.S. Government Securities Portfolio, $1,171,000 in the U.S. Government Mortgage Portfolio and $1,149,000 in the Intermediate Mortgage Securities Portfolio.

Sources of Funds

    General. Deposits are the major external source of the Company's funds for lending and other investment purposes. The Company derives funds from amortization and prepayment of loans and, to a much lesser extent, maturities of investment securities, borrowings and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Company may also borrow from the FHLB of Des Moines as a source of funds.

    Deposits. Consumer and commercial deposits are attracted principally from within the Company's primary market area through the offering of a broad selection of deposit instruments including regular savings accounts, NOW accounts, and term certificate accounts. The Company also offers IRA and KEOGH accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors.

    Jumbo Certificate Accounts. The following table indicates, at December 31, 1996, the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity.


Maturity Period
                                          (In Thousands)
Within three months..................          $2,767
Three through six months.............           1,710
Six through twelve months............           1,147
Over twelve months...................           3,823
                                               ------
                                               $9,447
                                               ======



    Borrowings. Deposits are the primary source of funds of the Company's lending and investment activities and for its general business purposes. Through the Bank, the Company may obtain advances from the FHLB of Des Moines to supplement its supply of lendable funds. Advances from the FHLB of Des Moines are typically secured by a pledge of the Bank's stock in the FHLB of Des Moines and a portion of the Company's first mortgage loans and certain other assets. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 1996, the Company had $26.5 million in advances outstanding from the FHLB of Des Moines of which $12.5 million have fixed rates and $11.0 million and $3.0 million have variable rates that reprice monthly and daily, respectively. Most of these advances provide for a prepayment penalty. See Note 12 of the Notes to Consolidated Financial Statements. At December 31, 1996, the Bank had $4.0 million in borrowings (in the form of a loan) from the Company. The interest rate on this loan adjusts quarterly. The Company expects that the use of borrowings will continue and may increase after the Company uses available liquid assets to fund loan originations. During recent periods, the Company has found that obtaining wholesale funds through FHLB advances is less expensive than increasing the interest rates on deposit accounts to increase the amount of deposits. If, in the future, increased deposits become less expensive than FHLB advances, the Company will likely rely more on increased deposits than on FHLB advances. At December 31, 1996, the Company had the ability to borrow approximately 3.4 times its then outstanding advances.

    The following table sets forth certain information as to FHLB advances at the dates indicated.


                                     As of and for the Years Ended December 31,
                                     ------------------------------------------
                                        1994            1995            1996
                                        ----            ----            ----
                                            (Dollars in Thousands)
FHLB advances...................     $  23,650      $  18,000        $ 26,500
Weighted average interest rate
  of FHLB advances..............          5.64%          5.72%           5.74%
Maximum amount of advances......     $  23,650      $  23,650        $ 28,500
Average amount of advances......        12,610         18,938          19,269
Weighted average interest rate
  of average amount of advances.          4.96%          6.14%           5.64%


Subsidiary Activity

    The Company has one wholly owned subsidiary, the Bank. The Bank has one wholly owned subsidiary, known as Wells Insurance Agency, Inc. (the "WIA").

    The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under the 2% limitation, as of December 31, 1996, the Bank was authorized to invest up to approximately $4.0 million in the stock of, or loans to, service corporations.

     WIA was incorporated under the laws of the State of Minnesota in 1976. WIA offers life, health, casualty, and business insurance on behalf of others and also offers fixed-rate annuities. The Bank's investment in WIA totalled $436,000 at December 31, 1996.

Personnel

    As of December 31, 1996, the Bank had 50 full-time and 6 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Company, with no employees of its own, utilizes those of the Bank.

Competition

    The competition for deposit products includes banks ranging in size from larger, Minneapolis- based regional banks with branches in the Company's market area to local independent community banks. Deposit competition also includes a number of insurance products sold by local agents and investment products sold by local and regional sales people.

    Loan competition varies depending upon market conditions. Loan competition includes branches of large Minneapolis-based commercial banks and thrifts, credit unions, mortgage bankers with local sales staff and local banks. The Company believes that it is one of the few area lenders that has consistently offered a variety of loans throughout all types of economic conditions.

    The Company has traditionally maintained a leadership position in mortgage loan volume and market share throughout its service area by virtue of its local presence. The Company believes that it has been able to effectively market its larger variety of loan and other financial products and services when compared to other local-based institutions and its superior customer service when compared to branches of larger institutions based outside of the Company's market area.

Regulation

    Set forth below is a brief description of certain laws that relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Company

    General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

    Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition. See "-- Regulation of the Bank -- Qualified Thrift Lender Test."

Regulation of the Bank

    General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

    The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

    The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the

FDIC, or the Congress could have a material adverse impact on the Company, the Bank, and their operations.

    Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator. The FDIC may also prohibit an insured depository institution from engaging in any activity the FDIC determines to pose a serious threat to the SAIF.

    The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase deposit insurance rates on a semi-annual basis if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The FDIC may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. Prior to September 30, 1996, savings associations paid within a range of .23% to .31% of domestic deposits and the SAIF was substantially underfunded. By comparison, prior to September 30, 1996, members of the Bank Insurance Fund ("BIF"), predominantly commercial banks, were required to pay substantially lower, or virtually no, federal deposit insurance premiums.

    Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately .657% of deposits held on March 31, 1995. The Bank recorded a $1,085,000 pre-tax expense for this assessment at September 30, 1996. Beginning January 1, 1997, deposit insurance assessments for SAIF members will be reduced to approximately .064% of deposits on an annual basis; this rate may continue through the end of 1999.
During this same period, BIF members are expected to be annually assessed approximately .013% of deposits. Thereafter, assessments for BIF and SAIF members should be the same and the SAIF and BIF may be merged. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank is expected to substantially decline.

    Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. The Bank exceeded these minimum standards at December 31, 1996. The Bank's capital ratios are set forth in Note 15 to the Consolidated Financial Statements referenced in Items 7 and 13 to this Form 10-K.

    Savings associations with a greater than "normal" level of interest rate exposure may, in the future, be subject to a deduction for an interest rate risk ("IRR") component may be from capital for purposes of calculating their risk-based capital requirement.

    Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established in connection with the Conversion.

    OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. At December 31, 1996, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

    Finally, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be undercapitalized (not meet any one of its minimum regulatory capital requirements).

    Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Des Moines. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. As of December 31, 1996, the Bank was in compliance with its QTL requirement with 91.37% of its assets invested in QTIs.

    Loans-to-One Borrower.  See "Business -- Loans-to-One Borrower."

    Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

    As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year.

    Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS.

    Recent and Proposed Legislation. Bills have been introduced to congressional committees that would consolidate the OTS with the Office of the Comptroller of the Currency ("OCC"). The resulting agency would regulate all federally chartered commercial banks and thrift institutions. In the event that the OTS is consolidated with the OCC, it is possible that the thrift charter could be eliminated and thrifts could be forced to convert to commercial banks. Legislation passed in 1996 required the recapture (for income tax purposes) of the Bank's post 1987 additions to bad debt reserves; however, this recapture did not have a material effect on the earnings of the Bank or the Company because the Bank had previously provided deferred taxes on its bad debt reserves. Under current law and regulations, a unitary savings and loan holding company, such as the Company, which has only one thrift subsidiary such as the Bank, has essentially unlimited investment authority. Legislation has also been proposed which, if enacted, would limit the non-banking related activities of savings and loan holding companies to those activities permitted for bank holding companies.

Item 2. Description of Properties
---------------------------------

     The Company does not own any real property but utilizes the offices of the Bank. The Bank operates from its main office located at 53 First Street, S.W., Wells, Minnesota with six full service branch offices and one loan origination office. The Bank owns the offices in Wells and one branch facility, and leases the remaining locations. The physical condition of each of the offices is good.

Item 3. Legal Proceedings
-------------------------

    There are various claims and lawsuits in which Registrant is periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which Registrant holds security interests, claims involving the making and servicing of real property loans, and other issues incident to Registrant's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

    Not Applicable.

                                     PART II

Item  5.  Market for Common Equity and Related Stockholder Matters
-------------------------------------------------------------------

    The information contained under the section captioned "Stock Market Information" on pages 1 and 2 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996 (the "Annual Report"), is incorporated herein by reference.

Item  6.  Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

    The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item  7.  Financial Statements
------------------------------

    The Registrant's consolidated financial statements listed under Item 13 are incorporated herein by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
          ----------------------------------------------------------------------

    Not applicable.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
         -------------------------------------------------------------

    The information contained under the section captioned "I. Information with Respect to Nominees for Director and Directors Continuing in Office" in Registrant's definitive proxy statement for Registrant's Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

    The  information   contained  under  the  section  captioned  "Director  and
Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

      (a)   Security Ownership of Certain Beneficial Owners

            Information   required  by  this  item  is  incorporated  herein  by
            reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

      (b)   Security Ownership of Management

            Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" and to the first table under "I. Information with Respect to Nominees for Director and Directors Continuing in Office" in the Proxy Statement.

      (c) Management of Registrant knows of no arrangements, including any pledge by any person of securities of Registrant, the operation of which may at a subsequent date result in a change in control of Registrant.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

      The information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

Item 13. Exhibits, List, and Reports on Form 8-K
------------------------------------------------

      (a)   The following documents are filed as a part of this report:

            1. The following financial statements and the report of independent accountants of Registrant included in Registrant's Annual Report to Stockholders are incorporated herein by reference and also in Item 7 hereof.

      Independent Auditor's Report.

      Consolidated Statements of Financial Condition as of December 31, 1996 and 1995.

      Consolidated Statements of Income for the Years Ended December 31, 1996, 1995, and 1994.

      Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995, and 1994.

      Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994.

      Notes to Consolidated Financial Statements.

          2.  Except  for   Exhibits  11  and  27  below,  Financial  Statement
Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

          3.   The   following   exhibits  are  included  in  this  Report  or
               incorporated herein by reference:

          (a)   List of Exhibits:

           3(i) Articles of Incorporation of Wells Financial Corp.*

           3(ii)Bylaws of Wells Financial Corp.*

          10.1  1995 Stock Option Plan of Wells Financial Corp.**

          10.2  Management Stock Bonus Plan and Trust Agreements**

          10.3  Change in Control Severance Agreement with James D. Moll***

          10.4  Change in Control Severance Agreement with Gerald D. Bastian***

          11    Statement Regarding Computation of Earnings per Share

          13 Annual Report to Stockholders for the fiscal year ended December 31, 1996

          21    Subsidiaries of Registrant***

            23    Consent of McGladrey & Pullen, LLP

            27    Financial Data Schedule

      (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

---------------------
* Incorporated by reference to the registration statement on Form S-1 (File No. 33-87922) declared effective by the SEC on February 13, 1995.
** Incorporated by reference to the proxy statement for a special meeting of stockholders held on November 15, 1995 and filed with the SEC on October 2, 1995 (File No. 0-25342).
*** Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1995.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 27, 1997.

                                           WELLS FINANCIAL CORP.


                                           By: /s/ Lawrence H. Kruse
                                               --------------------------------
                                               Lawrence H. Kruse
                                               President and Chief Executive
                                                 Officer
                                               (Duly Authorized Representative)

       Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 27, 1997.



/s/ Lawrence H. Kruse                          /s/ James D. Moll
------------------------------------------     --------------------------------
Lawrence H. Kruse                              James D. Moll
President, Chief Executive Officer             Treasurer and Principal Financial
and Director (Principal Executive Officer)       and Account Officer
                                               (Principal Financial and
                                                 Accounting Officer)

Date:  March 27, 1997                          Date:  March 27, 1997



/s/ Wallace J. Butson                          /s/ Gerald D. Bastion
-----------------------------------------      ---------------------------------
Dr. Wallace J. Butson                          Gerald D. Bastion
Secretary and Director                         Vice President and Director

Date:  March 27, 1997                          Date:  March 27, 1997



/s/ Joseph R. Gadola                           /s/ Richard A. Mueller
------------------------------------------     ---------------------------------
Joseph R. Gadola                               Richard A. Mueller
Director                                       Director

Date:  March 27, 1997                          Date:  March 27, 1997