Form 10QSB
period 1997-03-31
WELLS FINANCIAL CORP
filed 1997-05-07
CIK 934739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended        March 31, 1997
                                     ------------------------------------

or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                      to
                                     -------------------      ---------------

                         Commission File Number 0-25342
                                                -------

                              Wells Financial Corp.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

          Minnesota                                          41-1799504
--------------------------------                          -------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

                53 1st Street S.W., P.O. Box 310, Wells MN 56097
                ------------------------------------------------
                    (Address of principal executive offices)

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

The number of share outstanding of each of the issuer's classes of common stock as of April 30, 1997:

                  Class                                       Outstanding
                  -----                                       -----------
      $.10 par value per share, common stock                1,969,360 Shares

                        WELLS FINANCIAL CORP. and SUBSIDIARY


                                    FORM 10-QSB
                                       INDEX


 PART I - FINANCIAL INFORMATION:                                        Page

 Item 1.  Financial Statements

          Consolidated Statements of Financial Condition                  1

          Consolidated Statements of Income                               2

          Consolidated Statement of Stockholders' equity                  3

          Consolidated Statements of Cash Flows                           4

          Notes to Consolidated Financial Statements                      5-6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      7-10

  PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                              11

  Item 2.  Changes in Securities                                          11

  Item 3.  Defaults upon Senior Securities                                11

  Item 4.  Submission of Matters to a Vote of Security Holders            11

  Item 5.  Other Information                                              11

  Item 6.  Exhibits and Reports on Form 8-K                               11

  Signatures                                                              12

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Financial Condition
                      March 31, 1997 and December 31, 1996
                             (Dollars in Thousands)
                                  (Unaudited)

ASSETS
                                                           1997         1996
                                                        ---------     ----------

Cash, including interest-bearing accounts
   3/31/97 $6,081; 12/31/96 $7,560                      $   6,975     $   8,301
Certificates of deposit                                       200           200
Securities available for sale                               7,100         7,100
Securities held to maturity (approximate
market value $3,277 at March 31, 1997 and
$2,044 at December 31, 1996)                                3,300         2,049
Mortgage-backed securities available for sale                 321           428
Loans held for sale                                         1,348         1,791
Loans receivable, net                                     179,689       178,447
Accrued interest receivable                                 1,076         1,060
Foreclosed real estate                                         24            78
Premises and equipment                                      1,460         1,519
Other assets                                                  393           353
                                                        =========     =========
     TOTAL ASSETS                                       $ 201,886     $ 201,326
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS'  EQUITY

LIABILITIES
   Deposits                                             $ 144,938     $ 145,349
   Borrowed funds                                          26,000        26,500
   Advances from borrowers for taxes and
     insurance                                              1,151           681
   Income taxes:
      Current                                                 381            --
      Deferred                                                292           358
   Accrued interest payable                                   225           126
   Accrued expenses and other liabilities                     162           110
                                                        ---------     ---------
     TOTAL LIABILITIES                                    173,149       173,124
                                                        ---------     ---------

STOCKHOLDERS' EQUITY
   Preferred stock, no par value; 500,000
       shares authorized; none outstanding                     --            --
   Common stock, $.10 par value; authorized
       7,000,000 shares; issued 2,187,500 shares              219           219
   Additional paid-in capital                              16,610        16,588
   Retained earnings, substantially
       restricted                                          14,546        13,986
   Unrealized appreciation on securities
      available for sale, net of related
      taxes                                                   304           348
   Unearned ESOP shares                                      (868)         (896)
   Unearned compensation-restricted stock
      awards                                                 (246)         (280)
   Treasury stock, at cost                                 (1,828)       (1,763)
                                                        ---------     ---------
     TOTAL STOCKHOLDERS' EQUITY                            28,737        28,202
                                                        ---------     ---------

     TOTAL LIABILITIES AND STOCKHOLDERS'                $ 201,886     $ 201,326
                                                        =========     =========

                   (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                        Consolidated Statements of Income
                   Three Months Ended March 31, 1997 and 1996
                  (Dollars in Thousands, Except Per Share Data)
                                   (Unaudited)


                                                             1997        1996
                                                          ----------  ----------
Interest and dividend income Loans receivable:
      First mortgage loans                                $    2,977  $    2,827
      Consumer and other loans                                   558         484
   Investment securities and other interest
       bearing deposits                                          221         267
                                                           ---------   ---------
          Total interest income                                3,756       3,578
                                                           ---------   ---------
Interest Expense
   Deposits                                                    1,694       1,788
   Borrowed funds                                                346         238
                                                           ---------   ---------
          Total interest expense                               2,040       2,026
                                                           ---------   ---------
          Net interest income                                  1,716       1,552
Provision for loan losses                                         45          45
                                                           ---------   ---------
          Net interest income after provision for
            loan losses                                        1,671       1,507
                                                           ---------   ---------
Noninterest income
   Gain on sale of loans originated for sale                       8          47
   Loan origination and commitment fees                           29          37
   Loan servicing fees                                            50          49
   Insurance commissions                                          73         102
   Fees and service charges                                       64          55
   Other                                                          16           9
                                                           ---------   ---------
           Total noninterest income                              240         299
                                                           ---------   ---------
Noninterest expense
   Compensation and benefits                                     480         475
   Occupancy and equipment                                       151         138
   SAIF deposit insurance premium                                 24          84
   Data processing                                                59          71
   Advertising                                                    36          32
   Other                                                         193         145
                                                           ---------   ---------
           Total noninterest expense                             943         945
                                                           ---------   ---------
           Income  before income taxes                           968         861
Income tax expense                                               408         361
                                                           =========   =========
                   Net Income                             $      560  $      500
                                                           =========   =========
Earnings  per common share
      Primary and fully diluted                           $     0.29  $     0.24
                                                           =========   =========

Weighted average number of common shares outstanding:
         Primary and fully diluted                         1,937,353   2,112,986
                                                           =========   =========


                   (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                    For the Three Months Ended March 31, 1997
                             (Dollars in Thousands)
                                   (Unaudited)


                                                               Unrealized
                                                              appreciation     Unearned      Unearned
                                                             (depreciation)    Employee    Compensation
                                       Additional             on securities      Stock      Restricted                  Total
                             Common     Paid-In     Retained    available      Ownership      Stock      Treasury    Stockholders'
                              Stock     Capital     Earnings   for sale, net   Plan shares    Awards       Stock        Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996   $  219    $ 16,588     $ 13,986   $   348         $  (896)     $   (280)    $ (1,763)    $   28,202

Net income                        -           -          560         -               -             -            -            560

Net change in unrealized
 appreciation (depreciation)
 on securities available for
 sale, net of related taxes       -           -            -       (44)              -             -            -            (44)

Treasury stock purchases          -           -            -         -               -             -          (65)           (65)

Amortization of unearned
  compensation                    -           -            -         -               -            34            -             34

Allocated employee stock
   ownership plan shares          -          22            -         -              28             -            -             50
                            ------------------------------------------------------------------------------------------------------

Balance, March 31, 1997       $ 219    $ 16,610     $ 14,546   $   304         $  (868)     $   (246)    $ (1,828)    $   28,737
                            ======================================================================================================



                    (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1997 and 1996
                             (Dollars in Thousands)
                                   (Unaudited)

                                                             1997         1996
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                              $    560    $    500
   Adjustments to reconcile net income to net
    cash provided by operating activities:
         Provision for loan losses                               45          45
         Gain on the sale of loans originated
          for sale                                               (8)        (47)
         Compensation on allocation of ESOP
          shares                                                 50          38
         Amortization of restricted stock awards                 34          --
         Investment in foreclosed real estate                    --          (1)
         Write-down of foreclosed real estate                     9          --
         Gain on the sale of foreclosed real estate             (11)         --
         Unrealized loss on loans held for sale                  19          --
         Deferred income taxes                                  (35)        (17)
         Depreciation and amortization on premises
          and equipment                                          65          45
         Amortization of deferred loan origination fees         (13)        (51)
         Amortization of excess servicing fees                    3           4
         Amortization of mortgage servicing rights                7           2
         Loans originated for sale                           (1,315)     (9,864)
         Proceeds from the sale of loans originated
          for sale                                            1,753      10,504
         Changes in assets and liabilities:
            Accrued interest receivable                         (16)        (54)
            Other assets                                        (44)       (921)
            Income taxes payable, current                       388         249
            Accrued expenses and other liabilities              151         (67)
                                                           --------    --------
               Net cash provided by operating
                activities                                    1,642         365
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in loans                          (1,293)      4,340
   Purchase of securities available for sale                    (73)        (71)
   Purchase of securities held to maturity                   (2,000)       (750)
   Proceeds from principal repayments of
    mortgage backed securities                                  105          65
   Proceeds from the maturities of securities
    held to maturity                                            749       1,400
   Purchase of premises and equipment                            (6)       (145)
   Proceeds from the sale and redemption of
    foreclosed real estate                                       56          --
                                                           --------    --------
      Net cash provided by (used in) investment
       activities                                            (2,462)      4,839
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                         (411)      1,983
   Net increase in advances from borrowers for
    taxes and insurance                                         470         445
   Proceeds from borrowed funds                               1,500          --
   Repayments on borrowed funds                              (2,000)     (2,000)
   Purchase of treasury stock                                   (65)         --
                                                           --------    --------
      Net cash provided by (used in) financing
       activities                                              (506)        428
                                                           --------    --------
      Net increase  (decrease) in cash and cash
       equivalents                                           (1,326)      5,632

CASH:
   Beginning                                                  8,301       8,192
                                                           --------    --------
   Ending                                                  $  6,975    $ 13,824

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
   Cash payments for:
      Interest on deposits                                 $  1,611    $  1,802
      Interest on borrowed funds                                334         241
      Income taxes                                               55         361
                                                           ========    ========



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
   Transfers from loans to foreclosed real estate          $     --    $      5
   Allocation of ESOP shares to participants                     28          28
                                                           ========    ========

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                   Notes To Consolidated Financial Statements
                             (Dollars in thousands)
                                   (Unaudited)

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


NOTE 2.  REGULATORY CAPITAL

      The following table presents the Bank's regulatory capital amounts and percents at March 31, 1997 and December 31, 1996.

                                   March 31, 1997           December 31, 1996
                                 Amount    Percent         Amount     Percent
          ----------------------------------------------------------------------
                                           (Dollars in Thousands)
          Tangible Capital:
               Required         $  2,988       1.50%      $  2,981        1.50%
               Actual             21,064      10.57%        20,478       10.31%
               Excess             18,076       9.07%        17,497        8.81%

          Core Capital
               Required (1)     $  5,976       3.00%      $   5,961       3.00%
               Actual             21,064      10.57%         20,478      10.31%
               Excess             15,088       7.57%         14,517       7.31%

          Risk-based Capital
               Required         $  9,122       8.00%      $   9,054       8.00%
               Actual             21,690      19.02%         21,064      18.61%
               Excess             12,568      11.02%         12,010      10.61%



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

                      WELLS FINANCIAL CORP. and SUBSIDIARY
              Notes to consolidated Financial Statements Continued
                                   (Unaudited)


NOTE 3.  EARNINGS  PER SHARE

      Earnings per share for the quarters ended March 31, 1997 and 1996 were computed by dividing net income for the period by the weighted average common shares and common share equivalents outstanding during the period.


NOTE 4.  SELECTED FINANCIAL DATA
                                                      For the three months
                                                              ended
                                                            March 31,
                                                       1997          1996
                                                     ------------------------
Return on assets
   (ratio of net income to average total assets)(1)      1.11%         1.03%

Return on equity
   (ratio of net income to average equity) (1)           7.85%         6.88%

Equity to assets ratio
   (ratio of average equity to average total assets)    14.19%        14.94%

Net interest margin
   (ratio of net interest income to average
   interest earning assets) (1)                          3.41%         3.34%


        (1)  Net income and net interest income have been annualized.

                      WELLS FINANCIAL CORP. and SUBSIDIARY
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

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

      The Bank has eight full service offices located in Faribault, Martin, Blue Earth, Nicollet, Freeborn and Steele Counties, Minnesota.

Comparison of Financial Condition at March 31, 1997 and December 31, 1996:

       Total assets increased by $560,000 from $201,326,000 at December 31, 1996 to $201,886,000 at March 31, 1997. The increase in total assets is primarily due to net income for the quarter ended March 31, 1997. Cash decreased by $1,326, from $8,301 at December 31, 1996 to $6,975 at March 31, 1997 as cash was used to fund loan growth and increase investments in securities.

      In accordance with the Bank's internal classification of assets policy, management evaluates the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan loses. As of December 31, 1996 and March 31, 1997 the balance in the allowance for loan losses and the allowance for loan losses as a percentage of total loans was $615,000 and $608,000 and 0.34% and 0.34%, respectively.

      Loans on which the accrual of interest has been discontinued amounted to $392,000 and $298,000 at March 31, 1997 and December 31, 1996, respectively. The effect of nonaccrual loans was not significant to the results of operations. The Company includes all loans considered impaired under FASB Statement No. 114 in nonaccrual loans. The amount of impaired loans was not material at March 31, 1997 and December 31, 1996.

      Activity in the Company's allowance for loan losses for the three months ended March 31, 1997 and 1996 is summarized as follows:

                                           1997              1996
                                    ---------------------------------

Balance on January 1,                $   615,372        $  512,430
  Provision for loan losses               45,000            45,000
  Charge-offs                            (17,628)          (20,940)
  Recoveries                              10,205             2,602
                                    ---------------------------------
Balance on March 31,                 $   652,948        $  593,092
                                    ---------------------------------

      Deposits decreased by $411,000 from $145,349,000 at December 31, 1996 to $144,938,000 at March 31, 1997. Borrowed funds decreased by $500,000 from $26,500,000 at December 31, 1996 to $26,000,000 at March 31, 1997. Current
income tax liability increased by $381,000 during the three month period ended March 31, 1997. On September 30, 1996, a law was enacted which required savings institutions insured by the Savings Association Insurance Fund (SAIF) to pay a one time special assessment to recapitalize the SAIF. Due to the tax consequences of this assessment, the Company had no current tax liability as of December 31, 1996.

      Equity increased by $535,000 from $28,202,000 at December 31, 1996 to $28,737,000 at March 31, 1997. This change in equity is primarily due to net income of $560,000 for the three months ended March 31, 1997 and due to the purchase of $65,000 of treasury stock.

Comparison of Operating Results for the Three Months Ended March 31, 1997 and March 31, 1996:

      Net Income. Net Income increased by $60,000 for the three month period ended March 31, 1997 when compared to the three month period ended March 31, 1996. The increase in net income was primarily due to an increase of $164,000 in net interest income for the quarter ended March 31, 1997 when compared to the same period in 1996. Also affecting net income was a $59,000 decrease in noninterest income for the three months ended March 31, 1997 when compared to the same period in 1996, which is discussed below.

      Interest Income. Interest income from the loan portfolio increased by $224,000 while interest income from investments in securities, certificates of deposit and interest earned on interest bearing cash accounts decreased by $46,000 for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. The increase in interest income from the loan portfolio was primarily the result of an increase in the average amount of the loan portfolio during the first quarter of 1997 when compared to the first quarter of 1996. The decrease in interest income from other interest bearing assets was the result of a decrease in the average amount of these assets during the first quarter of 1997 when compared to the first quarter of 1996.

      Interest Expense. Interest expense on deposits decreased by $94,000 for the first quarter of 1997 when compared to the first quarter of 1996. This decrease was the result of a decrease in the average amount of deposits during the first quarter of 1997 when compared to the first quarter of 1996. Interest expense on borrowings increased by $108,000 during the first three months of 1997 when compared to the first three months of 1996. This increase was primarily the result of an increase in the average amount of borrowings during the first three months of 1997 when compared to the first three months of 1996.

      Net Interest income. Net interest income increased by $164,000 from $1,552,000 for the first quarter of 1996 to $1,716,000 for the first quarter of 1997. This is primarily the result of the increase in the interest income on the loan portfolio due to the increase in the average loans for the three months ended March 31, 1997 when compared to the same period in 1996.

      Provision for loan losses. The provision for loan losses remained constant during the first three months of 1997 when compared to the first three months of 1996. While the Company maintains its allowance for loan losses at a level that it considers to be adequate to provide for potential losses, there can be no assurance that further additions will not be made to the loss allowance and that losses will not exceed estimated amounts.

      Noninterest Income. Noninterest income decreased by $59,000 for the quarter ended March 31, 1997 when compared to the same period in 1996. The decrease in noninterest income was primarily the result of a $39,000 decrease in the gain on sale of loans originated for sale and a $29,000 decrease in insurance commissions for the first quarter of 1997 when compared to the first quarter of 1996. The decrease in the gain on sale of loans originated for sale was the result of a lesser amount of loans being sold during the first three months of 1997 as compared to the first three months of 1996. The decrease in insurance commissions was the result of a decrease in contingency commissions that were earned by the Bank's insurance subsidiary during the first quarter of 1997 when compared to the same period in 1996.

      Noninterest Expense. Total noninterest expense remained relatively constant during the three month period ended March 31, 1997 when compared to the same period in 1996. Increases in occupancy and equipment and other noninterest expense were offset by decreases in data processing and SAIF insurance premiums. The reduction in the SAIF insurance premiums was the result of legislation that was signed into law on September 30, 1996 which recapitalized the SAIF and reduced the insurance rate on a prospective basis.

      Income Tax Expense. Income tax expense increased by $47,000 from $361,000 for the three months ended March 31, 1996 to $408,000 for the three months ended March 31, 1997. This increase was the result of an increase in income before income taxes for the three months ended March 31, 1997 when compared to the same period in 1996.

      Non-performing Assets. The following table sets forth the amounts and categories of non-performing assets at March 31, 1997 and December 31, 1996.

                                             March 31, 1997  December 31, 1996
                                            ----------------------------------
                                                  (Dollars in Thousands)
Non-accruing loans:
    One to four family real estate                 $  291          $   164
    All other mortgage loans                           18               59
    Consumer                                           83               75
                                                   ------          -------
Total                                              $  392          $   298
                                                   ======          =======

Accruing loans which are contractually
past due 90 days or more:
    One to four family real estate                 $  117          $   147
     All other mortgage loans                          80                -
                                                   ------          -------
Total                                              $  197          $   147
                                                   ======          =======

Total non-accrual and accruing loans
past due 90 days or  more                          $  589          $   445
                                                   ======          =======

Repossessed property                               $   24          $    78
Other non-performing assets                             -                -
                                                   ------          -------
Total repossessed and non-performing
assets                                             $   24          $    78
                                                   ======          =======

Total non-performing assets                        $  613          $   523
                                                   ======          =======

Total non-accrual and accruing loans
past due 90 days or more to net loans                0.33%            0.25%
                                                   ======          =======

Total non-accrual and accruing loans
past due 90 days or more to total assets             0.29%            0.22%
                                                   ======          =======

Total nonperforming assets to total assets           0.30%            0.26%
                                                   ======          =======

      Financial Standards Board Statement No. 114, Accounting by Creditors for Impairment of a Loan, and Statement No. 118, Accounting by Creditors for
Impairment of a Loan - Income Recognition and Disclosures, requires that impaired loans within the scope of these Statements be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate; or as a practical expedient, either at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. At March 31, 1997 and December 31, 1996, the value of loans that would be classified as impaired under these Statements is considered to be immaterial.

Liquidity and Capital Resources:

       Wells Federal is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of US Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. At March 31, 1997, the Bank's liquidity, as measured for regulatory purposes, was 5.95%. The Bank adjusts liquidity as appropriate to meet its asset/liability objectives.

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

      The Bank has other sources of liquidity if a need for additional funds arises although the Bank has not used them. Additional sources of funds include borrowing against mortgage-backed or other securities. At March 31, 1997, the mortgage-backed securities portfolio consisted solely of collateralized mortgage obligations guaranteed as to principal by FNMA or FHLMC. These securities are considered non-high-risk securities under applicable criteria. These securities had a market value of $321,000 at March 31, 1997 and the carrying value of these securities are adjusted quarterly to reflect market value.

      In 1996, the Company approved stock buy back programs in which up to 317,188 shares of the common stock of the Company may be acquired. An additional 186,313 shares may be purchased in the future in accordance with these programs.

      The Bank is required to maintain specified amounts of capital. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement and a risk based capital requirement. At March 31, 1997, the Bank's tangible capital totaled $21.1 million, or 10.57% of adjusted total assets, and core capital totaled $21.1 million, or 10.57% of adjusted total assets, which substantially exceeded the respective 1.5% tangible capital and 3.0% core capital requirements at that date by $18.1 million and $15.1 million, respectively, or 9.07% and 7.57% of adjusted total assets, respectively. The Bank's risk-based capital totaled $21.7 million at March 31, 1997 or 19.02% of risk-weighted assets, which exceeded the current requirements of 8.0% of risk-weighted assets by $12.6 million or 11.02% of risk-weighted assets.

      As of May 20, 1996, the most recent examination by the Office of Thrift Supervision categorized the Bank as "well capitalized" under the regulatory framework for Prompt Corrective Action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank's category.

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                                 March 31, 1997

                                   FORM 10-QSB


PART II. OTHER INFORMATION
--------------------------


Item 1.           Legal Proceedings
                  -----------------

                  None

Item 2.           Changes in Securities
                  ---------------------

                  None

Item 3.           Defaults upon Senior Securities
                  -------------------------------

                  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  None

Item 5.           Other information
                  -----------------

                  None

Item 6.           Exhibits and Reports of Form 8-K
                  --------------------------------

                  a.  Exhibits: None

                  b.  No reports on Form 8-K were filed


No other information is required to be filed under Part II of the form
===============================================================================

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



WELLS FINANCIAL CORP.




By:    /s/ Lawrence H. Kruse                       Date:    04/30/97
       --------------------------------------             --------------
       Lawrence H. Kruse
       President and Chief Executive Officer


By:    /s/ James D. Moll                           Date:    04/30/97
       ---------------------------------------           ---------------
       James D. Moll
       Treasurer and Principal Financial &
         Accounting Officer