Form 10QSB
period 1997-06-30
WELLS FINANCIAL CORP
filed 1997-08-12
CIK 934739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended  June 30, 1997
                                     ------------------------------------------

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                     to
                                      --------------------    -----------------

                         Commission File Number 0-25342
                                                -------

                              Wells Financial Corp.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

         Minnesota                                       41-1799504
-------------------------------            ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

                53 1st Street S.W., P.O. Box 310, Wells MN 56097
                ------------------------------------------------
                    (Address of principal executive offices)


                                 (507) 553-3151
              ----------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

                                       N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check by u whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [ ] Yes   [ ] No
 No

The number of share outstanding of each of the issuer's classes of common stock as of July 31, 1997:

                      Class                            Outstanding
                      -----                            -----------
     $.10 par value per share, common stock          1,959,360 Shares

--------------------------------------------------------------------------------



                      WELLS FINANCIAL CORP. and SUBSIDIARY
                      ------------------------------------
                                [GRAPHIC OMITTED]


                                   FORM 10-QSB
                                      INDEX


     PART I - FINANCIAL INFORMATION:                                     Page

     Item 1.  Financial Statements
              Consolidated Statements of Financial Condition               1
              Consolidated Statements of Income                            2
              Consolidated Statement of Stockholders' equity               3
              Consolidated Statements of Cash Flows                      4-5
              Notes to Consolidated Financial Statements                 6-7


     Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 8-12


     PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                           13

     Item 2.  Changes in Securities                                       13

     Item 3.  Defaults upon Senior Securities                             13

     Item 4.  Submission of Matters to a Vote of Security Holders         13

     Item 5.  Other Information                                           13

     Item 6.  Exhibits and Reports on Form 8-K                            13

     Signatures

--------------------------------------------------------------------------------

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Financial Condition
                       June 30, 1997 and December 31, 1996
                             (Dollars in Thousands)
                                   (Unaudited)

ASSETS
                                                                             1997               1996
                                                                      -----------------  -----------------

Cash, including interest-bearing accounts
     6/30/97 $4,844; 12/31/96 $7,560                                   $      5,579      $        8,301
Certificates of deposit                                                         100                 200
Securities available for sale                                                 4,922               7,100
Securities held to maturity (approximate market value $3,803 at
June 30, 1997 and $2,044 at December 31, 1996)                                3,800               2,049
Mortgage-backed securities available for sale                                   243                 428
Loans held for sale                                                           1,821               1,791
Loans receivable, net                                                       182,327             178,447
Accrued interest receivable                                                   1,224               1,060
Foreclosed real estate                                                           42                  78
Premises and equipment                                                        1,481               1,519
Other assets                                                                    496                 353
                                                                     ----------------    ----------------
            TOTAL ASSETS                                               $    202,035      $      201,326

                                                                     ================    ================

LIABILITIES AND STOCKHOLDERS'  EQUITY

LIABILITIES
   Deposits                                                            $    143,701      $      145,349
   Borrowed funds                                                            28,000              26,500
   Advances from borrowers for taxes and insurance                              670                 681
   Income taxes:
      Current                                                                   143                   -
      Deferred                                                                  417                 358
   Accrued interest payable                                                     310                 126
   Accrued expenses and other liabilities                                       120                 110
                                                                     ----------------    ----------------
            TOTAL LIABILITIES                                               173,361             173,124
                                                                     ----------------    ----------------



STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 500,000 shares
      authorized; none outstanding                                                -                   -
   Common stock, $.10 par value; authorized 7,000,000
      shares; issued 2,187,500 shares                                           219                 219
   Additional paid in capital                                                16,632              16,588
   Retained earnings, substantially restricted                               15,085              13,986
   Unrealized appreciation on securities
      available for sale, net of related deferred taxes                         474                 348
   Unearned ESOP shares                                                        (840)               (896)
   Unearned compensation restricted stock awards                               (212)               (280)
   Treasury stock at cost                                                    (2,684)             (1,763)
                                                                     ----------------    ----------------
            TOTAL STOCKHOLDERS' EQUITY                                       28,674              28,202
                                                                     ----------------    ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $    202,035      $      201,326
                                                                     ================    ================

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                           Three Months Ended                       Six Months Ended
                                                                June 30,                                June 30,
                                                   ------------------------------------  --------------------------------------
                                                          1997                1996               1997                 1996
                                                   ------------------  ----------------  -------------------  -----------------
Interest and dividend income
   Loans receivable:
      First mortgage loans                          $     3,005        $     2,784         $      5,982       $      5,611
      Consumer and other loans                              600                489                1,158                973
   Investment securities and other
       interest bearing deposits                            212                310                  433                577
                                                   ------------------  ----------------   ------------------  -----------------
                    Total interest income                 3,817              3,583                7,573              7,161
                                                   ------------------  ----------------   ------------------  -----------------
Interest Expense
   Deposits                                               1,709              1,784                3,403              3,572
   Borrowed funds                                           407                222                  753                460
                                                   ------------------  ----------------   ------------------  -----------------
                     Total interest expense               2,116              2,006                4,156              4,032
                                                   ------------------  ----------------   ------------------  -----------------
                     Net interest income                  1,701              1,577                3,417              3,129
Provision for loan losses                                    45                 45                   90                 90
                                                   ------------------  ----------------   ------------------  -----------------
     Net interest income after provision for
           loan losses                                    1,656              1,532                3,327              3,039
                                                   ------------------  ----------------   ------------------  -----------------
Noninterest income
   Gain  on sale of loans originated for sale                 7                 22                   15                 79
   Gain on sale of securities available for sale              7                  -                    7                  -
   Loan origination and commitment fees                      40                 33                   69                 60
   Loan servicing fees                                       49                 53                   99                102
   Insurance commissions                                     69                 65                  142                167
   Fees and service charges                                  68                 56                  132                111
   Other                                                      7                 28                   23                 37
                                                   ------------------   ----------------   -----------------  -----------------
                       Total noninterest income             247                257                  487                556
                                                   ------------------   ----------------   -----------------  -----------------
Noninterest expense
   Compensation and benefits                                516                478                  996                953
   Occupancy and equipment                                  157                179                  308                317
   SAIF deposit insurance premium                            24                 84                   48                168
   Data processing                                           64                169                  123                240
   Advertising                                               42                 40                   78                 72
   Other                                                    176                238                  369                383
                                                   ------------------   -----------------   ----------------  -----------------
                  Total noninterest expense                 979              1,188                1,922              2,133
                                                   ------------------   -----------------   ----------------  -----------------
                   Income  before taxes                     924                601                1,892              1,462
Income tax expense                                          385                238                  793                599
                                                   ------------------   -----------------   ----------------  -----------------
                   Net Income                       $       539                363         $      1,099       $        863
                                                   ==================   =================   ================  =================
Earnings  per common share
      Primary and fully diluted                     $      0.28        $      0.19         $       0.57       $       0.43
                                                   ==================   =================   ================  =================

Weighted average number of common shares
      outstanding:
         Primary and fully diluted                    1,892,297          1,941,349            1,916,714          2,022,701
                                                   ==================   =================   ================  =================









                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                     For the Six Months Ended June 30, 1997
                             (Dollars in Thousands)
                                   (Unaudited)




                                                                 Net unrealized  Unearned      Unearned
                                                                  appreciation   Employee    Compensation
                                          Additional             on securities     Stock      Restricted                   Total
                                 Common    Paid-In    Retained     available     Ownership       Stock      Treasury   Stockholders'
                                  Stock    Capital    Earnings   for sale, net  Plan shares     Awards        Stock        Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996     $   219   $  16,588    $ 13,986   $     348       $   (896)   $ (280)       $ (1,763)   $ 28,202

Net income for the six months
  ended June 30, 1997                -           -       1,099           -              -         -               -       1,099


Net change in unrealized
appreciation  on securities
available for sale, net of
related deferred taxes               -           -           -         126              -         -               -         126

Treasury stock purchases             -           -           -           -              -         -            (921)       (921)

Amortization of unearned
compensation                         -           -           -           -              -        68               -          68

Allocated employee stock
ownership plan shares                -          44           -           -             56         -               -         100
                              ------------------------------------------------------------------------------------------------------

Balance,  June 30, 1997        $   219   $  16,632    $ 15,085   $     474       $   (840)   $ (212)       $ (2,684)   $ 28,674
                              ======================================================================================================



























                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                      Consolidated Statements of Cash Flow
                     Six Months Ended June 30, 1997 and 1996
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                 1997                         1996
                                                                      --------------------------    -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                           $           1,099           $            863
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                                                     90                         90
         Gain on the sale of loans originated for sale                                (15)                       (79)
         Compensation on allocation of ESOP shares                                    100                         76
         Amortization of restricted stock awards                                       68                        125
         Write-down of foreclosed real estate                                           9                          1
         Gain  on the sale of foreclosed real estate                                  (12)                         -
         Gain on sale of securities available for sale                                 (7)                         -
         Unrealized loss on loans held for sale                                         4                          -
         Deferred income taxes                                                        (29)                       (17)
         Depreciation and amortization on premises and equipment                      132                        114
         Amortization of deferred loan origination fees                               (26)                       (87)
         Amortization of excess servicing fees                                          6                          7
         Amortization of mortgage servicing rights                                     13                          6
         Amortization of bond premiums and discounts                                    -                         (2)
         Loans originated for sale                                                 (2,751)                   (13,137)
         Proceeds from the sale of loans originated for sale                        2,718                     14,694
         Changes in assets and liabilities:
            Accrued interest receivable                                              (164)                       (73)
            Other assets                                                             (152)                       (53)
            Income taxes payable, current                                             150                         30
            Accrued expenses and other liabilities                                    195                        171
                                                                      --------------------------    -------------------------
         Net cash provided by operating activities
                                                                                    1,428                      2,729
                                                                      --------------------------    -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net increase in loans                                              $          (3,948)            $       (2,506)
     Purchase of certificates of deposit                                             (100)                      (200)
     Purchase of securities available for sale                                       (135)                      (140)
     Purchase of securities held to maturity                                       (2,500)                    (2,500)
     Proceeds from principal repayments of mortgage backed securities                 184                        206
     Proceeds from the maturities of certificates of deposit                          200                        800
     Proceeds from the maturities of securities held to maturity                      749                      1,900
     Proceeds from the sale of securities available for sale                        2,535                          -
     Proceeds from the sale and redemption of foreclosed real estate                   71                          -
     Investment in foreclosed real estate                                             (32)                         -
     Purchase of premises and equipment                                               (94)                      (509)
                                                                      --------------------------    -------------------------
         Net cash used in investment activities                                    (3,070)                    (2,949)
                                                                      --------------------------    -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase (decrease) in deposits                             $          (1,648)                   $ 1,127
        Net increase (decrease) in advances from borrowers for taxes
             and insurance                                                            (11)                         3
        Proceeds from borrowed funds                                               14,000                          -
        Repayments on borrowed funds                                              (12,500)                    (3,500)
        Purchase of treasury stock                                                   (921)                    (1,554)
        Purchase of common stock for restricted stock awards                            -                       (539)
                                                                      --------------------------    -------------------------
         Net cash used in financing activities                                     (1,080)                    (4,463)
                                                                      --------------------------    -------------------------
               Net decrease in cash and cash equivalents                           (2,722)                    (4,683)

CASH:
   Beginning                                                                        8,301                      8,192
                                                                      --------------------------    -------------------------
   Ending                                                               $           5,579                      3,509
                                                                      ==========================    =========================






                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                Consolidated Statements of Cash Flow (continued)
                     Six Months Ended June 30, 1997 and 1996
                             (Dollars in Thousands)
                                   (Unaudited




SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
     Interest on deposits                                  $   3,227                           $   3,464
     Interest on borrowed funds                                  744                                 463
     Income taxes                                                668                                 586
                                                       ======================     =========================


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
     Transfers from loans to foreclosed real estate        $       -                           $        5
     Allocation of ESOP shares to participants                    56                                   56
                                                       ======================     =========================







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


NOTE 2.  REGULATORY CAPITAL

         The following table presents the Bank's regulatory capital amounts and percents at June 30, 1997 and December 31, 1996.

                                 June 30, 1997               December 31, 1996
                               Amount    Percent           Amount    Percent
--------------------------------------------------------------------------------
                                        (Dollars in Thousands)

     Tangible Capital:
          Required            $ 3,000      1.50%         $  2,981       1.50%
          Actual               21,638     10.82%           20,478      10.31%
          Excess               18,638      9.32%           17,497       8.81%

     Core Capital
          Required (1)        $ 6,001    $ 3.00%         $  5,961       3.00%
          Actual               21,638     10.82%           20,478      10.31%
          Excess               15,637      7.82%           14,517       7.31%

     Risk-based Capital
          Required            $ 9,346      8.00%         $  9,054       8.00%
          Actual               22,298     19.09%           21,064      18.61%
          Excess               12,952     11.09%           12,010      10.61%




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

                     WELLS FINANCIAL CORP. and SUBSIDIARY
              Notes to consolidated Financial Statements Continued
                                   (Unaudited)


NOTE 3.  EARNINGS PER SHARE

         Earnings per share for the three and six month periods ended June 30, 1997 and 1996 were computed by dividing net income for the period by the weighted average common shares and common share equivalents outstanding during the period.

         The Financial Accounting Standards Board (FASB) has issued Statement No. 128, Earnings per Share, which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. All other entities are required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present per share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 15, 1997. Earlier application is not permitted.

         Because the Company has potential common stock outstanding (stock options to employees), the Company will be required to present basic and diluted earnings per share. If the Company had applied Statement No. 128 in the accompanying financial statements, the following per share amounts would have been reported.

                                                          Diluted
                                    Basic Earnings      Earnings Per
                                       Per Share           Share
                                    --------------      ------------

For the three months ended:
       June 30, 1997                    $0.29              $0.28
       June 30, 1996                    $0.19              $0.19

For the six months ended:
       June 30, 1997                    $0.58              $0.57
       June 30, 1996                    $0.43              $0.43

         The weighted average number of shares of common stock used to compute the basic earnings per share was increased by 29,518 and 28,940 for the three and six month periods ended June 30, 1997, respectively, for the assumed exercise of the employee stock options in computing the diluted per share data. The weighted average number of shares of common stock used to compute the basic earnings per share for the three and six months ended June 30, 1996 was not increased in computing the diluted per share data as the exercise of the options would have increased income per common share.


NOTE 4.  SELECTED FINANCIAL DATA

                                                                                    For the six months ended
                                                                                            June 30,
                                                                                   1997                 1996
                                                                             --------------------------------------
Return on assets
   (ratio of net income to average total assets) (1)                                 1.09%               0.89%

Return on equity
   (ratio of net income to average equity) (1)                                       7.71%               6.04%

Equity to assets ratio
   (ratio of average equity to average total assets)                                14.15%              14.72%

Net interest margin
   (ratio of net interest income to average interest earning assets) (1)             3.46%               3.22%


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

               The Bank has eight full service offices located in Faribault, Martin, Blue Earth, Nicollet, Freeborn and Steele Counties, Minnesota.

Comparison of Financial Condition at June 30, 1997 and December 31, 1996:

         Total assets increased by $709,000 from $201,326,000 at December 31, 1996 to $202,035,000 at June 30, 1997 primarily due to cash and net income being used to fund an increase of $3,880,000 in loans receivable and the purchase of 64,500 shares of treasury stock.

         In accordance with the Bank's internal classification of assets policy, management evaluates the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan loses. As of December 31, 1996 and June 30, 1997 the balance in the allowance for loan losses and the allowance for loan losses as a percentage of total loans was $615,000 and $678,000 and 0.34% and 0.37% respectively.

         Loans on which the accrual of interest has been discontinued amounted to $385,000 and $298,000 at June 30, 1997 and December 31, 1996, respectively. The effect of nonaccrual loans was not significant to the results of operations. The Company includes all loans considered impaired under FASB Statement No. 114 in nonaccrual loans. The amount of impaired loans was not material at June 30, 1997 and December 31, 1996.

         Activity in the Company's allowance for loan losses for the six months ended June 30, 1997 and 1996 is summarized as follows:

                                           1997                 1996
                                 ----------------------------------------

Balance on January 1,              $     615,372          $     512,430
  Provision for loan losses               90,000                 90,000
  Charge-offs                            (39,416)               (21,729)
  Recoveries                              12,323                  3,595
                                 ----------------------------------------
Balance on June 30,                $     678,279                584,296
                                 ----------------------------------------

         Deposits decreased by $1,648,000 from $145,349,000 at December 31, 1996 to $143,701,000 at June 30, 1997. The decrease in deposits was partially offset by an increase of $1,500,000 in borrowed funds. Current income tax liability increased by $143,000 during the six month period ended June 30, 1997. On September 30, 1996, a law was enacted which required savings institutions insured by the Savings Association Insurance Fund (SAIF) to pay a one time special assessment to recapitalize the SAIF. Due to the tax consequences of this assessment, the Company had no current tax liability as of December 31, 1996.

         Equity increased by $472,000 from $28,202,000 at December 31, 1996 to $28,674,000 at June 30, 1997. This change in equity is primarily due to net income of $1,099,000 for the six months ended June 30, 1997 and the purchase of $921,000 of treasury stock. On July 16, 1997, the Board of Directors of the Company declared a $0.12 per share cash dividend to be paid on August 21, 1997 to the stockholders of record on July 31, 1997. This is the first dividend declared by the Company since the issuance of its stock on April 11, 1995. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

Comparison of Operating Results for the Three and Six Month Periods Ended June 30, 1997 and June 30, 1996.

         Net Income. Net income increased by $176,000 and $236,000 for the three and six month periods ended June 30, 1997, respectively, when compared to the same periods in 1996. These increases in net income are primarily due to an increase of $124,000 and $288,000 in net interest income for the three and six month periods ended June 30, 1997, respectively, when compared to the same periods in 1996. Also affecting net income was a decrease of $209,000 and $211,000 in noninterest expense for the three and six month periods ended June 30, 1997 when compared to the three and six month periods ended June 30, 1996 and an increase of $147,000 and $194,000 in income tax expense for the three and six months periods ended June 30, 1997, respectively, when compared to the same periods in 1996.

         Interest Income. Interest income from the loan portfolio increased by $332,000 and $556,000 for the three and six month periods ended June 30, 1997, respectively, when compared to the same periods in 1996. Interest income from investments in securities, certificates of deposit and interest earned on interest bearing cash accounts decreased by $98,000 and $144,000 for the three and six month periods ended June 30, 1997, respectively, when compared to the same periods in 1996. The increase in interest income from the loan portfolio was primarily the result of an increase in the average amount of the loan portfolio during the first six months of 1997 when compared to the first six months of 1996. The decrease in interest income from other interest bearing assets was the result of an decrease in the average amount of these assets during the first six months of 1997 when compared to the same period during 1996.

         Interest Expense. Interest expense on deposits decreased by $75,000 and $169,000 while interest expense on borrowed funds increased by $185,000 and $293,000 for the three and six month periods ended June 30, 1997, respectively, when compared to the same periods in 1996. The decrease in interest expense on deposits was primarily the result of a decrease in the average amount of deposits during the three and six month periods ended June 30, 1997 when compared to the same periods in 1996. The increase in interest expense on borrowed funds is primarily due to an increase in the average amount of borrowed funds during the first six months of 1997 and, to a lesser extent, due to an increase in the average rate paid on borrowed funds.

         Net Interest income. Net interest income increased by $124,000 and $288,000 for the three and six month periods ended June 30, 1997 when compared to the three and six month periods ended June 30, 1996. These increases are primarily the result of the increase in interest income on the loan portfolio due to the increase in the average loans for the three and six month periods ended June 30, 1997 when compared to the same periods in 1996.

         Provision for loan losses. The provision for loan losses remained constant for the quarter and six months ended June 30, 1997 when compared to the same periods during 1996. While the Company maintains its allowance for loan losses at a level that is considered to be adequate to provide for potential losses, there can be no assurance that further additions will not be made to the loss allowance and that losses will not exceed estimated amounts.

         Noninterest Income. Noninterest income decreased by $10,000 and $69,000 for the three and six month periods ended June 30, 1997, respectively, when compared to the three and six month periods ended June 30, 1996. The decrease in noninterest income for the three and six months ended June 30, 1997 when compared to the same periods in 1996 is primarily the result of a decrease in the gain on sale of loans originated for sale due to a lower volume of loans being sold during the first six months of 1997 when compared to the first six months of 1996. Also affecting noninterest income was a decrease in contingency commissions that were earned by the Bank's insurance subsidiary during the first quarter of 1997 when compared to the first quarter of 1996.

         Noninterest Expense. Noninterest expense decreased by $209,000 and $211,000 for the three and six months ended June 30, 1997, respectively, when compared to the same periods in 1996. The decease in noninterest expense was primarily the result of a decrease in data processing expense and a reduction in SAIF insurance premiums. As part of management's commitment to provide competitive products and excellent service to the Bank's customers, the Bank converted to a new data processing software system during the second quarter of 1996. The decision to convert the data processing software was based upon management's desire to improve marketing of the Bank's products to current as well as potential customers. The conversion resulted in non-recurring expenses of approximately $132,000 that were realized during the six month period ended June 30, 1996 which resulted in higher than normal data processing expense for the three and six month periods ended June 30, 1996. The reduction in the SAIF insurance premiums was the result of legislation that was signed into law on September 30, 1996 which recapitalized the SAIF fund and reduced the insurance rate on a prospective basis.

         Income Tax Expense. Income tax expense increased by $147,000 for the three months ended June 30, 1997 and by $194,000 for the six months ended June 30, 1997 when compared to the same periods in 1996. This increase was the result of an increase in income before income taxes for the three and six month periods ended June 30, 1997 when compared to the same periods in 1996.

         Non-performing Assets. The following table sets forth the amounts and categories of non-performing assets at June 30, 1997 and December 31, 1996.

                                                         June 30, 1997       December 31, 1996
                                                  ----------------------------------------------------
                                                                (Dollars in Thousands)
Non-accruing loans
    One to four family real estate                 $                 352      $                   164
    Non-residential property                                           -                           59
    Consumer                                                          33                           75
                                                  -----------------------   --------------------------
Total                                              $                 385      $                   298
                                                  -----------------------   --------------------------

Accruing loans which are contractually
past due 90 days or more
    One to four family real estate                 $                 130      $                   147
    All other mortgage loans                                           -                            -
                                                  -----------------------   --------------------------
Total                                              $                 130      $                   147
                                                  -----------------------   --------------------------


Total non-accrual and accruing loans
past due 90 days or more                           $                 515      $                   445
                                                  =======================   ==========================

   Repossessed property                            $                  42      $                    78
   Other non-performing assets                                         -                            -
                                                  -----------------------   --------------------------
Total repossessed and non-performing               $                  42      $                    78
                                                  -----------------------   --------------------------
Total non-performing assets                        $                 557      $                   523
                                                  =======================   ==========================

Total non-accrual and accruing loans
past due 90 days or more to net loans                               0.28%                        0.25%
                                                  =======================   ==========================

Total non-accrual and accruing loans
past due 90 days or more to total assets                            0.26%                        0.22%
                                                  =======================   ==========================

Total nonperforming assets to total assets                          0.28%                        0.26%
                                                  =======================   ==========================

         Financial Standards Board Statement No. 114, Accounting by Creditors for Impairment of a Loan, and Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, requires that impaired loans within the scope of these Statements be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate; or as a practical expedient, either at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. At June 30, 1997 and December 31, 1996, the value of loans that would be classified as impaired under these Statements is considered to be immaterial.

Liquidity and Capital Resources:

          Wells Federal is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of US Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. At June 30, 1997, the Bank's liquidity, as measured for regulatory purposes, was 5.47%. The Bank adjusts liquidity as appropriate to meet its asset/liability objectives.

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

         In 1996, the Company approved stock buy back programs in which up to 317,188 shares of the common stock of the Company may be acquired. As of June 30, 1997, the Company has purchased 190,375 shares under these programs which leaves 126,813 shares remaining that may be purchased under these programs.

         On July 16, 1997 the Company declared a cash dividend of $0.12 per share, its first dividend since the issuance of the Company's stock in April of 1995. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

         The Bank is required to maintain specified amounts of capital. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement and a risk based capital requirement. At June 30, 1997, the Bank's tangible capital totaled $21.6 million, or 10.82% of adjusted total assets, and core capital totaled $21.6 million, or 10.82% of adjusted total assets, which substantially exceeded the respective 1.5% tangible capital and 3.0% core capital requirements at that date by $18.6 million and $15.6 million, respectively, or 9.32% and 7.82% of adjusted total assets, respectively. The Bank's risk-based capital totaled $22.3 million at June 30, 1997 or 19.09% of risk-weighted assets, which exceeded the current requirements of 8.0% of risk-weighted assets by $13.0 million or 11.09% of risk-weighted assets.

                     WELLS FINANCIAL CORP. and SUBSIDIARIES
                                  June 30, 1997

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

                  None

Item 3.           Defaults upon Senior Securities
                  -------------------------------

                  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  The annual meeting of shareholders of the Company was held at the corporate offices on April 16, 1997, and the following item was presented.

                  Election of Directors Lawrence H. Kruse and Gerald D. Bastian for three year terms. Lawrence H. Kruse received 1,835,380 votes in favor and 175 votes were withheld. Gerald
                  D. Bastian received 1,835,380 votes in favor and 175 votes withheld.

                  Members of the Board of  Directors  of the Company are:
                  Lawrence H. Kruse, Joseph R. Gadola, W.J. Butson, Gerald D. Bastian and Richard A. Mueller.

Item 5.           Other information
                  -----------------

                  None

Item 6.           Exhibits and Reports of Form 8-K
                  --------------------------------

                  a.  Exhibits:

                           27 - Financial data schedule

                  b.  No reports on Form 8-K were filed


No other information is required to be filed under Part II of the form


       ------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



WELLS FINANCIAL CORP.




By:  /s/ Lawrence H. Kruse                              Date:      08/07/97
     ---------------------                                    -----------------
     Lawrence H. Kruse
     President and Chief Executive Officer


By:  /s/ James D. Moll                                  Date:       08/07/97
     -----------------------------------                      -----------------
     James D. Moll
     Treasurer and Principal Financial &
     Accounting Officer