Form 10QSB
period 1997-09-30
WELLS FINANCIAL CORP
filed 1997-11-07
CIK 934739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended          September 30, 1997
                                          --------------------------------------
or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                   to
                                          -----------------    -----------------

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

                                 (507) 553-3151
              ------------------------------------- --------------
              (Registrant's Telephone Number, including Area Code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

The number of share outstanding of each of the issuer's classes of common stock as of October 31, 1997:

           Class                                          Outstanding
           -----                                          -----------
$.10 par value per share, common stock                   1,959,360 Shares

================================================================================

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                          =============================
                                [OBJECT OMITTED]



                                   FORM 10-QSB
                                      INDEX


   PART I - FINANCIAL INFORMATION:                                          Page
   -------------------------------                                          ----

   Item 1.  Financial Statements
                 Consolidated Statements of Financial Condition                1

                 Consolidated Statements of Income                             2

                 Consolidated Statement of Stockholders' Equity                3

                 Consolidated Statements of Cash Flows                       4-5

                 Notes to Consolidated Financial Statements                  6-8


   Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations                       9-13


   PART II - OTHER INFORMATION
   ---------------------------

   Item 1.  Legal Proceedings                                                 14

   Item 2.  Changes in Securities                                             14

   Item 3.  Defaults upon Senior Securities                                   14

   Item 4.  Submission of Matters to a Vote of Security Holders               14

   Item 5.  Other Information                                                 14

   Item 6.  Exhibits and Reports on Form 8-K                                  14

   Signatures

================================================================================

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Financial Condition
                    September 30, 1997 and December 31, 1996
                             (Dollars in Thousands)
                                   (Unaudited)

ASSETS
                                                                                    1997           1996
                                                                                ------------    ---------

Cash, including interest-bearing accounts
     9/30/97 $5,788; 12/31/96 $7,560                                               $   6,746    $   8,301
Certificates of deposit                                                                  100          200
Securities available for sale                                                          4,976        7,100
Securities  held to maturity  (approximate  market value $2,353 at
September 30, 1997 and $2,044 at December 31, 1996)                                    2,348        2,049
Mortgage-backed securities available for sale                                            173          428
Loans held for sale                                                                    2,739        1,791
Loans receivable, net                                                                184,592      178,447
Accrued interest receivable                                                            1,207        1,060
Foreclosed real estate                                                                    42           78
Premises and equipment                                                                 1,430        1,519
Other assets                                                                             408          353
                                                                                   ---------    ---------
            TOTAL ASSETS                                                           $ 204,761    $ 201,326
                                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS'  EQUITY

LIABILITIES
   Deposits                                                                        $ 144,494    $ 145,349
   Borrowed funds                                                                     29,000       26,500
   Advances from borrowers for taxes and insurance                                     1,079          681
   Income taxes:
      Current                                                                            114            -
      Deferred                                                                           408          358
   Accrued interest payable                                                              362          126
   Accrued expenses and other liabilities                                                191          110
                                                                                   ---------    ---------
            TOTAL LIABILITIES                                                        175,648      173,124
                                                                                   ---------    ---------



STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 500,000 shares
      authorized; none outstanding                                                         -            -
   Common stock, $.10 par value; authorized 7,000,000
      shares; issued 2,187,500 shares                                                    219          219
   Additional paid in capital                                                         16,661       16,588
   Retained earnings, substantially restricted                                        15,410       13,986
   Unrealized appreciation on securities
      available for sale, net of related deferred taxes                                  484          348
   Unearned ESOP shares                                                                 (799)        (896)
   Unearned compensation restricted stock awards                                        (178)        (280)
   Treasury stock at cost                                                             (2,684)      (1,763)
                                                                                   ---------    ---------
            TOTAL STOCKHOLDERS' EQUITY                                                29,113       28,202
                                                                                   ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 204,761    $ 201,326
                                                                                   =========    =========

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended             Nine Months Ended
                                                              September 30,                 September 30,
                                                       ---------------------------   -------------------------
                                                            1997         1996             1997         1996
                                                       ------------   ------------   -----------   -----------
Interest and dividend income Loans receivable:
      First mortgage loans                              $     3,064   $     2,949    $     9,046   $     8,560
      Consumer and other loans                                  637           529          1,795         1,502
   Investment securities and other
       interest bearing deposits                                161           237            594           814
                                                        -----------   -----------    -----------   -----------
                    Total interest income                     3,862         3,715         11,435        10,876
                                                        -----------   -----------    -----------   -----------
Interest Expense
   Deposits                                                   1,777         1,760          5,180         5,332
   Borrowed funds                                               396           269          1,149           729
                                                        -----------   -----------    -----------   -----------
                     Total interest expense                   2,173         2,029          6,329         6,061
                                                        -----------   -----------    -----------   -----------
                     Net interest income                      1,689         1,686          5,106         4,815
Provision for loan losses                                        45            45            135           135
                                                        -----------   -----------    -----------   -----------
     Net interest income after provision for
           loan losses                                        1,644         1,641          4,971         4,680
                                                        -----------   -----------    -----------   -----------
Noninterest income
   Gain (loss) on sale of loans originated for sale              22           (11)            37            68
   Gain on sale of securities available for sale                  2             -              9            19
   Loan origination and commitment fees                          53            44            122           104
   Loan servicing fees                                           49            51            148           153
   Insurance commissions                                         88            79            230           246
   Fees and service charges                                      81            64            213           175
   Other                                                          7             7             30            25
                                                        -----------   -----------    -----------   -----------
                       Total noninterest income                 302           234            789           790
                                                        -----------   -----------    -----------   -----------
Noninterest expense
   Compensation and benefits                                    501           455          1,497         1,408
   Occupancy and equipment                                      172           157            480           474
   SAIF deposit insurance premium                                23            88             71           256
   SAIF premium assessment                                        -         1,085              -         1,085
   Data processing                                               59            59            182           299
   Advertising                                                   43            35            121           107
   Other                                                        194           214            563           597
                                                        -----------   -----------    -----------   -----------
                  Total noninterest expense                     992         2,093          2,914         4,226
                                                        -----------   -----------    -----------   -----------
                   Income (loss) before taxes                   954          (218)         2,846         1,244
Income tax expense                                              399           (74)         1,192           525
                                                        ===========   ===========    ===========   ===========
                   Net  Income (loss)                   $       555   $      (144)   $     1,654   $       719
                                                        ===========   ===========    ===========   ===========
Earnings  (loss) per common share
      Primary and fully diluted                         $      0.29   $     (0.07)   $      0.87   $      0.36
                                                        ===========   ===========    ===========   ===========

Weighted average number of common shares outstanding:
         Primary and fully diluted                        1,909,101     2,012,780      1,909,914     2,004,186
                                                        ===========   ===========    ===========   ===========


                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                  For the Nine Months Ended September 30, 1997
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                   Unearned    Unearned
                                                                Net unrealized     Employee  Compensation
                                           Additional            appreciation       Stock     Restricted                 Total
                                   Common   Paid-In   Retained    available       Ownership     Stock     Treasury    Stockholders'
                                   Stock    Capital   Earnings  for sale, net    Plan shares    Awards      Stock        Equity
------------------------------- --------- ----------- --------- -------------- ------------- ----------   --------- -------------
Balance, December 31, 1996      $    219   $ 16,588   $ 13,986    $    348      $   (896)   $   (280)      $ (1,763)   $ 28,202

Net income for the nine months
    ended September 30, 1997        --         --        1,654        --            --          --             --         1,654

Net change in unrealized
    appreciation on securities
    available for sale,
    net of related deferred
    taxes                           --         --         --           136          --          --             --           136

Treasury stock purchases            --         --         --          --            --          --             (921)       (921)

Amortization of unearned
  compensation                      --         --         --          --            --           102           --           102

 Dividends on common stock,
     net of tax effect              --         --         (230)       --            --          --             --          (230)

Allocated employee stock owners
    ownership plan shares           --           73       --          --              97        --             --           170
                                --------   --------   --------    --------      --------    --------       --------    --------

Balance,  September 30, 1997    $    219   $ 16,661   $ 15,410    $    484      $   (799)   $   (178)      $ (2,684)   $ 29,113
                                ========   ========   ========    ========      ========    ========       ========    ========


                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                      Consolidated Statements of Cash Flow
                  Nine Months Ended September 30, 1997 and 1996
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                       1997       1996
                                                                                    ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                       $    1,654  $     719
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
         Provision for loan losses                                                         135        135
         Gain on the sale of loans originated for sale                                     (37)       (68)
         Compensation on allocation of ESOP shares                                         157        118
         Amortization of restricted stock awards                                           102        185
         Write-down of foreclosed real estate                                                2         14
         (Gain) loss  on the sale of foreclosed real estate                                (10)         1
         Gain on sale of securities available for sale                                      (9)        --
         Unrealized (gain) loss on loans held for sale                                     (11)        36
         Loss on disposal of equipment                                                      --          6
         Deferred income taxes                                                             (46)      (519)
         Depreciation and amortization on premises and equipment                           200        181
         Amortization of deferred loan origination fees                                    (99)      (114)
         Amortization of excess servicing fees                                              10         10
         Amortization of mortgage servicing rights                                          20         10
         Amortization of bond premiums and discounts                                        --         (3)
         Recognition of SAIF premium assessment                                             --      1,085
         Loans originated for sale                                                      (7,920)   (15,810)
         Proceeds from the sale of loans originated for sale                             6,963     16,489
         Changes in assets and liabilities:
            Accrued interest receivable                                                   (147)       (92)
            Other assets                                                                   (30)        34
            Income taxes payable, current                                                  114         63
            Accrued expenses and other liabilities                                         316        159
                                                                                    ----------  ---------
               Net cash provided by operating activities                                 1,364      2,639
                                                                                    ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Net increase in loans                                                       $   (6,197)  $ (8,272)
        Purchase of certificates of deposit                                               (100)      (200)
        Purchase of securities available for sale                                         (171)      (213)
        Purchase of securities held to maturity                                         (3,298)    (3,749)
        Proceeds from principal repayments of mortgage backed securities                   253        332
        Proceeds from the maturities of certificates of deposit                            200        800
        Proceeds from the maturities of securities held to maturity                      2,999      2,600
        Proceeds from the sale of securities available for sale                          2,535         --
        Proceeds from the sale and redemption of foreclosed real estate                    103         --
        Investment in foreclosed real estate                                               (32)        --
        Purchase of premises and equipment                                                (111)      (538)
                                                                                    ----------  ---------
               Net cash used in investment activities                                   (3,819)    (9,240)
                                                                                    ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Net increase (decrease) in deposits                                      $     (855)  $    392
           Net increase in advances from borrowers for taxes and insurance                 398        413
           Proceeds from repayment of loan to ESOP                                          13         --
           Proceeds from borrowed funds                                                 15,000     16,000
           Repayments on borrowed funds                                                (12,500)   (10,500)
           Purchase of treasury stock                                                     (921)    (1,554)
           Purchase of common stock for restricted stock awards                             --       (539)
          Dividends on common stock                                                       (235)        --
                                                                                    ----------  ---------
               Net cash provided by financing activities                                   900      4,212
                                                                                    ----------  ---------
      Net decrease in cash and cash equivalents                                         (1,555)    (2,389)

CASH:
   Beginning                                                                             8,301      8,192
                                                                                    ----------  ---------
   Ending                                                                           $    6,746  $   5,803
                                                                                    ==========  =========

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                Consolidated Statements of Cash Flow (continued)
                  Nine Months Ended September 30, 1997 and 1996
                             (Dollars in Thousands)
                                   (Unaudited

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
        Interest on deposits                                     $   5,050      $    5,147
        Interest on borrowed funds                                   1,138             725
        Income taxes                                                 1,108             981
                                                                     =====       =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
        Transfers from loans to foreclosed real estate           $      27      $      133
        Allocation of ESOP shares to participants                       97              84
                                                                     =====       =========


                (See Notes to Consolidated Financial Statements)
                                       5

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


NOTE 2.  REGULATORY CAPITAL

               The following table presents the Bank's regulatory capital amounts and percents at September 30, 1997 and December 31, 1996.

                                           September 30, 1997            December 31, 1996
                                       Amount           Percent         Amount       Percent
          ------------------------------------------------------------------------------------
                                                        (Dollars in Thousands)
          Tangible Capital:
               Required           $        3,043          1.50%      $     2,981        1.50%
               Actual                     22,247         10.96%           20,478       10.31%
               Excess                     19,204          9.46%           17,497        8.81%

          Core Capital
               Required (1)       $        6,087          3.00%      $     5,961        3.00%
               Actual                     22,247         10.96%           20,478       10.31%
               Excess                     16,160          7.96%           14,517        7.31%

          Risk-based Capital
               Required           $        9,539          8.00%      $     9,054        8.00%
               Actual                     22,978         19.27%           21,064       18.61%
               Excess                     13,439         11.27%           12,010       10.61%



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

                      WELLS FINANCIAL CORP. and SUBSIDIARY
              Notes to consolidated Financial Statements Continued
                                   (Unaudited)


NOTE 3.  EARNINGS  PER SHARE

               Earnings per share for the three and nine month periods ended September 30, 1997 and 1996 were computed by dividing net income for the period by the weighted average common shares and common share equivalents outstanding during the period.

               The Financial Accounting Standards Board (FASB) has issued Statement No. 128, Earnings per Share, which supersedes APB Opinion No. 15.
Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. All other entities are required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present per share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 15, 1997. Early application is not permitted.

               Because the Company has potential common stock outstanding (stock options to employees), the Company will be required to present basic and diluted earnings per share. If the Company had applied Statement No. 128 in the accompanying financial statements, the following per share amounts would have been reported.

                                                            Diluted
                                      Basic Earnings      Earnings per
                                         per Share           Share
                                   ---------------------------------------------

     For the three months ended:
          September 30, 1997              $ 0.30             $ 0.29
          September 30, 1996              $(0.07)            $(0.07)

     For the nine months ended:
          September 30, 1997               $0.88              $0.87
          September 30, 1996               $0.36              $0.36

               The weighted average number of shares of common stock used to compute the basic earnings per share was increased by 39,671 and 32,828 for the three and nine month periods ended September 30, 1997, respectively, and by 10,993 and 2,104 for the three and nine month periods ended September 30, 1996, respectively, for the assumed exercise of the employee stock options in computing the diluted per share data.

                      WELLS FINANCIAL CORP. and SUBSIDIARY
              Notes to consolidated Financial Statements Continued
                                   (Unaudited)


NOTE 4.  SELECTED FINANCIAL DATA

                                                                              For the nine months ended
                                                                                    September 30,
                                                                               1997               1996
                                                                            -----------------------------
Return on assets
   (ratio of net income to average total assets) (1)                           1.09%              0.49%

Return on equity
   (ratio of net income to average equity) (1)                                 7.70%              3.38%

Equity to assets ratio
   (ratio of average equity to average total assets)                          14.16%             14.53%

Net interest margin
   (ratio of net interest income to average interest earning assets) (1)       3.44%              3.35%


        (1) Net income and net interest income have been annualized

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

               The Bank has eight full service offices located in Faribault, Martin, Blue Earth, Nicollet, Freeborn and Steele Counties, Minnesota.

Comparison of Financial Condition at September 30, 1997 and December 31, 1996:

               Total assets increased by $3,435,000 from $201,326,000 at December 31, 1996 to $204,761,000 at September 30, 1997 primarily due to an increase of $6,145,000 in loans receivable. The increase in loans receivable was primarily funded through the use of cash, net income for the period and borrowed funds.

               In accordance with the Bank's internal classification of assets policy, management evaluates the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan loses. As of December 31, 1996 and September 30, 1997 the balance in the allowance for loan losses and the allowance for loan losses as a percentage of total loans was $615,000 and $733,000 and 0.34% and 0.40% respectively.

               Loans on which the accrual of interest has been discontinued amounted to $421,000 and $298,000 at September 30, 1997 and December 31, 1996, respectively. The effect of nonaccrual loans was not significant to the results of operations. The Company includes all loans considered impaired under FASB Statement No. 114 in nonaccrual loans. The amount of impaired loans was not material at September 30, 1997 and December 31, 1996.

               Activity in the Company's allowance for loan losses for the nine months ended September 30, 1997 and 1996 is summarized as follows:

                                            1997             1996
                                       -----------------------------

       Balance on January 1,           $  615,372       $  512,430
         Provision for loan losses        135,000          135,000
         Charge-offs                      (48,705)         (54,604)
         Recoveries                        31,022            6,790
                                       -----------------------------
       Balance on September 30,        $  732,689       $  599,616
                                       -----------------------------

               Deposits decreased by $855,000 from $145,349,000 at December 31, 1996 to $144,494,000 at September 30, 1997. The decrease in deposits was offset by an increase of $2,500,000 in borrowed funds. Current income tax liability increased by $114,000 during the nine month period ended September 30, 1997. On September 30, 1996, a law was enacted which required savings institutions insured by the Savings Association Insurance Fund (SAIF) to pay a one time special assessment to recapitalize the SAIF. Due to the tax consequences of this assessment, the Company had no current tax liability as of December 31, 1996.

               Equity increased by $911,000 from $28,202,000 at December 31, 1996 to $29,113,000 at September 30, 1997. This change in equity is primarily due to net income of $1,654,000 for the nine months ended September 30, 1997 being partially offset by the purchase of $921,000 of treasury stock and the payment of $235,000 in cash dividends. On October 16, 1997, the Board of Directors of the Company declared a $0.12 per share cash dividend to be paid on November 12, 1997 to the stockholders of record on October 31, 1997. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

Comparison of Operating Results for the Three and Nine Month Periods Ended September 30, 1997 and September 30, 1996.

               Net Income. Net income increased by $699,000 and $935,000 for the three and nine month periods ended September 30, 1997, respectively, when compared to the same periods in 1996. As mentioned above, the Bank's one time special assessment to recapitalize the SAIF was recognized on September 30, 1996. This assessment amounted to $1,085,000, or $640,000 net of tax effects, which resulted in decreased earnings during the quarter and nine month period ended September 30, 1996.

               Interest Income. Interest income from the loan portfolio increased by $223,000 and $779,000 for the three and nine month periods ended September 30, 1997, respectively, when compared to the same periods in 1996. Interest income from investments in securities, certificates of deposit and interest earned on interest bearing cash accounts decreased by $76,000 and $220,000 for the three and nine months periods ended September 30, 1997 when compared to the same periods in 1996. The increase in interest income from the loan portfolio was primarily the result of an increase in the average amount of the loan portfolio during the first nine months of 1997 when compared to the first nine months of 1996. The decrease in interest income from other interest bearing assets was the result of a decrease in the average amount of these assets during the first nine months of 1997 when compared to the same period during 1996.

               Interest Expense. Interest expense on deposits increased by $17,000 for the third quarter of 1997 when compared to the third quarter of 1996 and decreased by $152,000 for the nine months ended September 30, 1997 when compared to the same period in 1996. The increase in interest expense on deposits for the third quarter of 1997 when compared to the third quarter of 1996 was the result of an increase in the average rate paid on deposits during the period. The decrease in interest expense on deposits during the first nine months of 1997 when compared to the first nine months of 1996 was the result of a decrease in the average amount of deposits during the nine months ended September 30, 1997 when compared to the same period in 1996. Interest expense on borrowed funds increased by $127,000 and $420,000 for the three and nine month periods ended September 30, 1997, respectively, when compared to the same periods in 1996. The increase in interest expense on borrowed funds is primarily due to an increase in the average amount of borrowed funds during the first nine months of 1997 and, to a lesser extent, due to an increase in the average rate paid on borrowed funds.

               Net Interest income. Net interest income remained relatively constant for the quarter ended September 30, 1997 when compared to the same period in 1996 due to the increase in interest income for the quarter being offset by the increase in interest expense. Net interest income increased by $291,000 for the nine months ended September 30, 1997 when compared to the same period in 1996 primarily due to the increase in interest income on the loan portfolio more than offsetting the increase in interest expense.

               Provision for loan losses. The provision for loan losses remained constant for the quarter and nine months ended September 30, 1997 when compared to the same periods during 1996. While the Company maintains its allowance for loan losses at a level that is considered to be adequate to provide for potential losses, there can be no assurance that further additions will not be made to the loss allowance and that losses will not exceed estimated amounts.

               Noninterest Income. Noninterest income increased by $68,000 for the three months ended September 30, 1997 and remained constant for the nine months ended September 30, 1997 when compared to the same periods in 1996. The increase in noninterest income for the quarter ended September 30, 1997 was primarily due to increases in the gain on sale of loans originated for sale and fees and service charges. Noninterest income for the nine months ended September 30, 1997 remained constant when compared to the same period in 1996 primarily due to increases in fees and service charges and loan origination and commitment fees being offset by decreases in the gain on sale of loans originated for sale and insurance commissions.

               Noninterest Expense. Noninterest expense decreased by $1,101,000 and $1,312,000 for the three and nine month periods ended September 30, 1997 when compared to the same periods in 1996 primarily due to the above mentioned SAIF assessment of $1,085,000 which was recognized during the third quarter of 1996. Increases in compensation and occupancy and equipment expense for the quarter ended September 30, 1997 when compared to the same quarter in 1996 were offset by a decrease in the SAIF deposit insurance premium. Increases in compensation for the nine months ended September 30, 1997 when compared to the same period in 1996 were offset by decreases in SAIF deposit premium and data processing. The reduction of the SAIF insurance premium was the result of legislation that was signed into law on September 30, 1996 which recapitalized the SAIF fund and reduced the insurance rate on a prospective basis. The reduction in data processing costs for the nine months ended September 30, 1997 when compared to the same period in 1996 was the result of a $132,000 non-recurring expense that was realized during the first six months of 1996 when the Bank converted its data processing software in order to provide improved service and marketing to its customers.

               Income Tax Expense. Income tax expense increased by $473,000 for the three months ended September 30, 1997 and by $667,000 for the nine months ended September 30, 1997 when compared to the same periods in 1996. This increase was the result of an increase in income before income taxes for the three and nine month periods ended September 30, 1997 when compared to the same periods in 1996.

               Non-performing Assets. The following table sets forth the amounts and categories of non-performing assets at September 30, 1997 and December 31, 1996.

                                              September 30, 1997 December 31, 1996
                                              ------------------ -----------------
                                                     (Dollars in Thousands)
Non-accruing loans
    One to four family real estate                    $   375        $   164
    Non-residential property                               --             59
    Consumer                                               46             75
                                                         ----           ----
Total                                                  $  421        $   298
                                                         ----           ----

Accruing loans which are contractually
past due 90 days or more
    One to four family real estate                    $   172        $   147
    Consumer                                                4             --
                                                         ----           ----
Total                                                 $   176        $   147
                                                         ----           ----

Total non-accrual and accruing loans
past due 90 days or more                              $   597        $   445
                                                         ====           ====

Repossessed and non-performing assets
   Repossessed property                               $    42        $    78
   Other non-performing assets                             --             --
                                                         ----           ----
Total repossessed and non-performing assets           $    42        $    78
                                                         ----           ----

Total non-performing assets                           $   639        $   523
                                                         ====           ====

Total non-accrual and accruing loans
past due 90 days or more to net loans                    0.32%          0.25%
                                                         ====           ====

Total non-accrual and accruing loans
past due 90 days or more to total assets                 0.29%          0.22%
                                                         ====           ====

Total nonperforming assets to total assets               0.31%          0.26%
                                                         ====           ====

               Financial  Standards  Board  Statement  No.  114,  Accounting  by
Creditors  for  Impairment  of a Loan,  and  Statement  No. 118,  Accounting  by
Creditors for Impairment of a Loan - Income Recognition and Disclosures, requires that impaired loans within the scope of these Statements be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate; or as a practical expedient, either at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. At September 30, 1997 and December 31, 1996, the value of loans that would be classified as impaired under these Statements is considered to be immaterial.

Liquidity and Capital Resources:

                Wells Federal is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of US Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. At September 30, 1997, the Bank's liquidity, as measured for regulatory purposes, was 5.14%. The Bank adjusts liquidity as appropriate to meet its asset/liability objectives.

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

               In 1996, the Company approved stock buy back programs in which up to 317,188 shares of the common stock of the Company may be acquired. As of September 30, 1997, the Company has purchased 190,375 shares under these programs which leaves 126,813 shares remaining that may be purchased under these programs.

               The Company paid a cash dividend of $0.12 per share on August 21, 1997, its first dividend since the issuance of the Company's stock in April of 1995. On October 16, 1997 the Company declared a cash dividend of $0.12 per share payable on November 12, 1997 to stockholders of record on 10/31/97. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

               The Bank is required to maintain specified amounts of capital. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement and a risk based capital requirement. At September 30, 1997, the Bank's tangible capital totaled $22.2 million, or 10.96% of adjusted total assets, and core capital totaled $22.2 million, or 10.96% of adjusted total assets, which substantially exceeded the respective 1.5% tangible capital and 3.0% core capital requirements at that date by $19.2 million and $16.2 million, respectively, or 9.46% and 7.96% of adjusted total assets, respectively. The Bank's risk-based capital totaled $23.0 million at September 30, 1997 or 19.27% of risk-weighted assets, which exceeded the current requirements of 8.0% of risk-weighted assets by $13.4 million or 11.27% of risk-weighted assets.

                     WELLS FINANCIAL CORP. and SUBSIDIARIES
                               September 30, 1997

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


             ------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



WELLS FINANCIAL CORP.

By:  /s/ Lawrence H. Kruse                                       Date:    October 31, 1997
     ---------------------                                                ----------------
       Lawrence H. Kruse
       President and Chief Executive Officer


By:  /s/ James D. Moll                                           Date:    October 31, 1997
     ---------------------                                                ----------------
       James D. Moll
       Treasurer and Principal Financial & Accounting Officer
