Form 10KSB
period 1997-12-31
WELLS FINANCIAL CORP
filed 1998-03-30
CIK 934739

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended           December 31, 1997
--------------------------------------------------------------------------------
                                     - OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                   to
                               -----------------    -------------------

Commission file number:   0-25342
                        ---------------

                              Wells Financial Corp.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

                Minnesota                                      48-1799504
--------------------------------------------           -------------------------
       (State or other jurisdiction of                      (I.R.S. employer
      of incorporation or organization)                   identification no.)

    53 First Street, S.W., Wells, Minnesota                    56097
---------------------------------------------          -------------------------
   (Address of principal executive offices)                  (Zip code)

Registrant's telephone number, including area code:              (507) 553-3151
                                                               -----------------
Securities registered pursuant to Section 12(b) of the Act:         None
                                                               -----------------
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of class)

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes    X      No
                                           -------       -------

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Registrant's revenues for the year ended December 31, 1997 were $16.4 million.

         Registrant's voting stock trades on the Nasdaq National Market under the symbol "WEFC." The aggregate market value of the voting stock held by non-affiliates of registrant, based upon the closing price of such stock as of March 10, 1998 ($18.50 per share), was $36.2 million.

         As of March 10, 1998, registrant had 1,959,360 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Part II -- Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997.

2. Part III -- Portions of Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders.

                                     PART I

         WELLS FINANCIAL CORP. (THE "COMPANY") MAY FROM TIME TO TIME MAKE WRITTEN OR ORAL "FORWARD-LOOKING STATEMENTS", INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THIS ANNUAL REPORT ON FORM 10-KSB AND THE EXHIBITS THERETO), IN ITS REPORTS TO STOCKHOLDERS AND IN OTHER COMMUNICATIONS BY THE COMPANY, WHICH ARE MADE IN GOOD FAITH BY THE COMPANY PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS, THAT ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL). THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE THE COMPANY'S FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THE PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS: THE STRENGTH OF THE UNITED STATES ECONOMY IN GENERAL AND THE STRENGTH OF THE LOCAL ECONOMIES IN WHICH THE COMPANY CONDUCTS OPERATIONS; THE EFFECTS OF, AND CHANGES IN, TRADE, MONETARY AND FISCAL POLICIES AND LAWS, INCLUDING INTEREST RATE POLICIES OF THE BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM, INFLATION, INTEREST RATE, MARKET AND MONETARY FLUCTUATIONS; THE TIMELY DEVELOPMENT OF AND ACCEPTANCE OF NEW PRODUCTS AND SERVICES OF THE COMPANY AND THE PERCEIVED OVERALL VALUE OF THESE PRODUCTS AND SERVICES BY USERS, INCLUDING THE FEATURES, PRICING AND QUALITY COMPARED TO COMPETITORS' PRODUCTS AND SERVICES; THE WILLINGNESS OF USERS TO SUBSTITUTE COMPETITORS' PRODUCTS AND SERVICES FOR THE COMPANY'S PRODUCTS AND SERVICES; THE SUCCESS OF THE COMPANY IN GAINING REGULATORY APPROVAL OF ITS PRODUCTS AND SERVICES, WHEN REQUIRED; THE IMPACT OF CHANGES IN FINANCIAL SERVICES' LAWS AND REGULATIONS (INCLUDING LAWS CONCERNING TAXES, BANKING, SECURITIES AND INSURANCE); TECHNOLOGICAL CHANGES, ACQUISITIONS; CHANGES IN CONSUMER SPENDING AND SAVING HABITS; AND THE SUCCESS OF THE COMPANY AT MANAGING THE RISKS INVOLVED IN THE FOREGOING.

         THE COMPANY CAUTIONS THAT THE FOREGOING LIST OF IMPORTANT FACTORS IS NOT EXCLUSIVE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD- LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

Item 1. Business
----------------

General

         Wells Financial Corp. ("Registrant" or the "Company") is a unitary savings and loan holding company that was incorporated in December 1994 under the laws of the State of Minnesota for the purpose of acquiring all of the issued and outstanding common stock of Wells Federal Bank, fsb (the "Bank"). This acquisition occurred in April 1995 at the time the Bank simultaneously converted from a mutual to a stock institution, and sold all of its outstanding capital stock to the Company and the

Company made its initial public offering of common stock (the "Conversion"). As of December 31, 1997, the Company had total assets of $201.4 million, total deposits of $145.4 million, and stockholders' equity of $29.6 million or 14.7% of total assets under generally accepted accounting principles ("GAAP"). The only subsidiary of the Company is the Bank.

         The primary activity of the Company is directing and planning the activities of the Bank, the Company's primary asset. At December 31, 1997, the remainder of the assets of the Company were maintained in the form of a loan to the Bank, a loan to an employee stock ownership plan ("ESOP") that was established for the benefit of the Bank's employees, deposits in interest bearing accounts with other financial institutions and selected investments. The Company engages in no other significant activities. As a result, references to the Company or Registrant generally refer to the Bank, unless the context otherwise indicates. In the discussion of regulation, except for the discussion of the regulation of the Company, all regulations apply to the Bank rather than the Company.

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

         Lending Activities. The Company's loan portfolio predominantly consists of mortgage loans secured by one to four-family residences. The Company also makes consumer loans and commercial loans. For its mortgage loan portfolio, the Company originates and retains adjustable rate loans. Currently, the Company is selling substantially all of the conventional fixed rate mortgage loans that it originates into the secondary market. The Company's consumer loan portfolio consists primarily of home equity or improvement loans secured by second liens on real estate on which the Company has the first lien. To a lesser extent, the consumer loan portfolio includes loans secured by vehicles and savings accounts. The Company also originates commercial and multi-family real estate loans, the vast majority of which are secured by farm land. In addition to loans secured by farm real estate, the Company makes commercial business loans, the majority of which are secured by farm operating equipment, livestock, crops on hand, growing crops and farm real estate.

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

                                                                           At December 31,
                                   -------------------------------------------------------------------------------------------------
                                           1993               1994              1995               1996                1997
                                   ------------------- -----------------  -----------------   ----------------   -------------------
                                      Amount   Percent   Amount  Percent    Amount  Percent    Amount  Percent    Amount   Percent
                                      ------   ------- --------  -------  --------  -------   -------- -------   --------  -------
                                                                        (Dollars in Thousands)
Real Estate Loans:
  One- to four-family.............. $118,294    82.08% $137,130   82.14%  $136,022   79.38%  $141,067   78.20%  $141,697    76.82%
  Multi-family.....................    1,015     0.70       951    0.57        880    0.51      1,355    0.75      1,167     0.63
  Commercial.......................    8,834     5.82     9,654    5.78     10,554    6.16     10,878    6.03     10,845     5.88
  Construction.....................    1,517     1.05     2,149    1.29      2,774    1.62      2,081    1.15      1,943     1.05
                                       -----     ----    ------  ------     ------  ------    -------   -----   --------   ------
      Total real estate loans......  129,210    89.65   149,884   89.78    150,230   87.67    155,381   86.13    155,652    84.38
                                     -------    -----   -------  ------    -------  ------    -------   -----   --------   ------

Other Loans:
 Consumer Loans:
  Savings account..................      531     0.37       471    0.28        436    0.25        443    0.25        349     0.19
  Vehicles.........................    2,308     2.60     2,573    1.54      3,353    1.96      4,619    2.56      4,988     2.70
  Home equity, home
   improvement and
   second mortgages................    8,135     5.65    10,392    6.23     12,875    7.51     15,197    8.42     18,781    10.18
  Other............................    2,973     2.06     2,811    1.68      3,279    1.91      3,588    1.99      3,411     1.85
                                       -----     ----    ------  ------     ------  ------     ------   -----    -------   ------
      Total consumer loans.........   13,947     9.68    16,247    9.73     19,943   11.63     23,847   13.22     27,529    14.92
Commercial business loans..........      957     0.67       810    0.49      1,191    0.70      1,171    0.65      1,299     0.70
                                    --------             ------  ------     ------  ------     ------   -----    -------   ------
      Total other loans............   14,904    10.35    17,057   10.22     21,134   12.33     25,018   13.87     28,828    15.62
                                     -------             ------  ------     ------  ------     ------  ------   --------  -------
      Total loans..................  144,114   100.00%  166,941  100.00%   171,364  100.00%   180,399  100.00%   184,480   100.00%
                                               =======           ======             ======             ======              ======

Less:
  Loans in process.................    1,190                685                493                623                351
  Deferred loan origination fees
   and costs.......................      544                695                689                714                642
  Allowance for loan losses........      398                376                512                615                763
                                      ------            -------            -------            -------           --------
      Total loans receivable, net.. $141,982           $165,185           $169,670           $178,447           $182,724
                                     =======            =======            =======            =======            =======

         Origination, Purchase, and Repayment of Loans. The following table sets forth the Company's loan originations, sales, and principal repayments for the periods indicated. The Company originates loans for retention in its portfolio and did not purchase loans during the years indicated.

                                                   Years Ended December 31,
                                     ----------------------------------------------------
                                       1993       1994       1995       1996       1997
                                     --------   --------   --------   --------   --------
                                                        (In Thousands)
Total gross loans receivable at
   beginning of year                 $122,583   $144,114   $166,941   $171,364   $180,399
                                     --------   --------   --------   --------   --------

Loans originated:
  One- to four-family residential      64,043     33,854     30,609     43,411     28,035
  Commercial and multi-family real
    estate                              1,042      1,623      1,366      1,759      2,286
  Construction loans                    3,627      5,114      5,522      6,776      5,182
  Consumer loans                        7,496      8,166     12,103     10,242     16,102
  Commercial business loans             1,257      1,760      1,567        610      1,983
                                     --------   --------   --------   --------   --------
Total loans originated                 77,465     50,517     51,167     62,798     53,588
                                     --------   --------   --------   --------   --------

Principal reductions:
  Loans sold                           24,552      2,971     13,584     19,209     14,735
  Loan principal repayments            31,382     24,719     33,160     34,554     34,772
                                     --------   --------   --------   --------   --------
Total principal reductions             55,934     27,690     46,744     53,763     49,507
                                     --------   --------   --------   --------   --------
Total gross loans receivable at
  end of year                        $144,114   $166,941   $171,364   $180,399   $184,480
                                     ========   ========   ========   ========   ========


     Loan Sales. During 1997, the Company sold $14.7 million of mortgage loans into the secondary market. The Company sells the FHA and Veterans Administration ("VA") loans that it originates to another financial institution. The Company does not retain the servicing on the FHA/VA loans. The Company also sells conforming fixed-rate conventional loans with loan-to-value ratios of 90% or higher to the Federal Home Loan Mortgage Corporation ("FHLMC"). The Company retains the servicing rights on these loans. All loans sold to FHLMC ($14.3 million) were sold without recourse to the Company, except for documentation deficiencies that may require the Company to repurchase these loans within a limited time period following the sale to FHLMC. To a lesser extent, the Company has sold loans with high loan to value ratios to maintain its loan quality.

     Loan Maturity Tables. The following table sets forth the maturity of the Company's loan portfolio at December 31, 1997. The table does not include prepayments, scheduled principal repayments or loans held for sale. All mortgage loans are shown as maturing based on contractual maturities.

                                       1- to 4-             Other
                                        Family           Residential                            Commercial
                                     Real Estate             and                               Business and
                                       Mortgage          Commercial         Construction         Consumer            Total
                                       --------          ----------         ------------         --------            -----
                                                                          (In Thousands)
Amounts Due:
  Within 1 year.................         $ 376               $ 301             $1,943             $1,992           $  4,612
  1 to 3 years..................         1,203                 497                  -              3,897              5,597
  3 to 5 years..................         1,729               1,120                  -              5,414              8,263
  5 to 10 years.................         8,578               1,376                  -             15,412             25,366
  Over 10 years.................       129,811               8,718                  -              2,113            140,642
                                      --------              ------              -----             ------            -------
Total amount due................      $141,697             $12,012             $1,943            $28,828           $184,480
                                       =======              ======              =====             ======            -------

Less:
Allowance for loan losses....................................................................................          763
Loans in process.............................................................................................          351
Deferred loan fees...........................................................................................          642
                                                                                                                  --------
  Loans receivable, net......................................................................................     $182,724
                                                                                                                   =======



     The following table sets forth the dollar amount of all loans due after December 31, 1998 that have pre-determined interest rates and which have floating or adjustable interest rates. This table does not include loans held for sale.

                                                                      Floating or
                                             Fixed Rates            Adjustable Rates         Total
                                             -----------            ----------------         -----
                                                                     (In Thousands)
One- to four-family........................    $49,356                  $91,965             $141,321
Commercial and multi-family real estate....      3,853                    7,858               11,711
Construction...............................         --                       --                   --
Commercial business and consumer...........     12,516                   14,320               26,836
                                                ------                   ------               ------
  Total....................................    $65,725                 $114,143             $179,868
                                                ======                  =======              =======



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

     At December 31, 1997, the Company was servicing approximately $72.2 million of loans for others, primarily long term fixed rate loans sold to FHLMC. Generally, the Company retains all servicing on loans sold to FHLMC and does not retain servicing on FHA/VA loans sold. Except for document deficiencies that may occur during origination that may require a repurchase by the Company, loans are sold without recourse.

     Consumer Loans. The Company offers second mortgage loans on one- to four-family residences which are typically offered as adjustable rate loans. Such loans are only made on owner-occupied one- to four-family residences and are subject to a 90% combined loan-to-value ratio. The Company holds the majority of the underlying first mortgages on these loans. The underwriting standards for second mortgage loans are similar to the Company's standards applicable to one- to four-family residential loans. To a lesser extent, the Company makes loans secured by vehicles and by savings accounts held with the Company. Loans secured by vehicles totalled $4.99 million, or 2.70%, of the loan portfolio at December 31, 1997.

     Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to 35% of an institution's assets. In addition, a federal thrift has lending authority above the 35% category for certain consumer loans, property improvement loans, and loans secured by savings accounts. The Company originates consumer loans in order to provide a wide range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help maintain a profitable spread between its average loan yield and its cost of funds. Consumer loans, however, tend to have a higher risk of default than residential mortgage loans.
Typically, based on the Company's experience, a borrower faced with either paying a mortgage loan to avoid foreclosure on the borrower's home or defaulting on a consumer loan will continue paying the mortgage loan. At December 31, 1997, the Company had approximately $22,000 in consumer loans that were more than 90 days delinquent.

     Commercial Real Estate Loans. In order to enhance yields on its assets, the Company originates loans secured by commercial real estate. Approximately three-quarters of this portfolio is secured by farm real estate. Most of the remainder of the portfolio is secured by church real estate. At December 31, 1997, loans secured by farm real estate were originated in amounts up to the lesser of 65% of the appraised value of the property or $1,000 per tillable acre. These loans are evaluated on a cash flow basis in addition to an asset value basis. Loans secured by church real estate are generally originated in amounts up to 70% of the appraised value of the property. At December 31, 1997, the Company's largest commercial real estate loan consisted of a $387,000 performing loan secured by a multi-family building in North Mankato, Minnesota. All commercial real estate loans, excluding those secured by farm real estate, require prior approval by the Bank's Board of Directors. As part of its underwriting, the Company requires that borrowers qualify for a commercial loan at the fully indexed interest rate rather than at the origination interest rate.

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

     Loan Commitments. The Company issues written commitments or verbal commitments to prospective borrowers on all real estate approved loans. Generally, the commitment requires acceptance within 90 days of the date of issuance. Commitments for consumer loans are given verbally and not in writing and generally expire in a shorter period of time. At December 31, 1997, the Company had $12.5 million of commitments to cover originations, undisbursed funds for loans in process and unused lines of credit. The Company estimates that the majority of the Company's commitments are funded.

     Loans to One Borrower. Loans-to-one borrower are limited in an amount equal to 15% of unimpaired capital and unimpaired surplus and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. The Company's maximum loan-to-one borrower limit was approximately $3.4 million as of December 31, 1997.

     At December 31, 1997, the Company's largest amount of loans to one borrower was $839,000, consisting of performing loans secured by multi-family buildings and real estate for approximately 19 dwelling units, a commercial office building, and a personal residence, all of which are located in the Company's market area.

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

                                                                                     At December 31,
                                                                   -------------------------------------------------
                                                                      1993           1994       1995    1996   1997
                                                                      ----           ----       ----    ----   ----
                                                                                 (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loans secured by 1- to 4-family
    residences                                                     $      614    $      556    $265    $164    $219
  All other mortgage loans                                                 75           168     --       59     --
Non-mortgage loans:
  Commercial                                                             --               5       7     --      --
  Consumer                                                                 71            88      26      75      18
                                                                   ----------    ----------    ----    ----    ----
Total                                                              $      760    $      817    $298    $298    $237
                                                                   ==========    ==========    ====    ====    ====

Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
  Construction loans                                               $     --      $     --      $--     $--     $--
  Permanent loans secured by 1- to 4-family
    residences                                                           --            --       --      147     201
  All other mortgage loans                                               --            --       --      --      --
Non-mortgage loans:
  Commercial                                                             --            --       --      --      --
  Consumer                                                               --            --         1     --        4
                                                                   ----------    ----------    ----    ----    ----
Total                                                              $     --      $     --      $  1    $147    $205
                                                                   ==========    ==========    ====    ====    ====
Total non-accrual and accruing loans
  past due 90 days or more                                         $      760    $      817    $299    $445    $442
                                                                   ==========    ==========    ====    ====    ====
Foreclosed real estate                                             $      160    $      151    $ 29    $ 78    $ 35
                                                                   ==========    ==========    ====    ====    ====
Other nonperforming assets                                         $     --      $     --      $--     $--     $--
                                                                   ==========    ==========    ====    ====    ====
Total nonperforming assets                                         $      920    $      968    $328    $523    $477
                                                                   ==========    ==========    ====    ====    ====
Total non-accrual and accruing loans past
  due 90 days or more to net loans                                       0.53%         0.50%   0.18%   0.25%   0.24%
                                                                   ==========    ==========    ====    ====    ====
Total non-accrual and accruing loans past
  due 90 days or more to total assets                                    0.46%         0.45%   0.15%   0.22%   0.22%
                                                                   ==========    ==========    ====    ====    ====
Total nonperforming assets to total assets                               0.56%         0.53%   0.17%   0.26%   0.24%
                                                                   ==========    ==========    ====    ====    ====

     Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was immaterial for the year ended December 31, 1997. Amounts included in the Company's interest income on non-accrual loans for the year ended December 31, 1997 were likewise immaterial.

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

     The following table provides further information about the Company's problem assets as of December 31, 1997.

                                                         (In Thousands)
Special Mention.............................                   $196
Substandard.................................                    481
Doubtful assets.............................                     --
Loss assets.................................                      9

General loss allowance......................                   $763
                                                                ===


     Foreclosed Real Estate. Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of the loan balance or the fair value at the date of foreclosure less estimated costs of disposition. There may be significant other expenses incurred such as attorney and other extraordinary servicing costs involved with foreclosures. Foreclosed real estate, net of allowance for losses, totaled $35,000 at December 31, 1997.

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

                                    1993               1994                 1995                 1996                1997
                             -------------------- -------------------- -------------------- ------------------- --------------------
                                     Percent of            Percent of          Percent of          Percent of           Percent of
                                      Loans in              Loans in            Loans in            Loans in             Loans in
                                        Each                  Each                Each                Each                 Each
                                     Category to          Category to          Category to         Category to          Category to
                             Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount Total Loans  Amount  Total Loans
                             ------  -----------  ------  -----------  ------  -----------  ------ -----------  ------  -----------

At end of year allocated to:
Mortgage..................... $272      89.65%     $251       89.78%    $394     87.67%       $484   86.13%      $617      84.38%
Consumer and non-mortgage....  126      10.35       125       10.22      118     12.33         131   13.87        146      15.62
                               ---      ------      ---       ------     ---     -----         ---  ------        ---      ------
Total allowance.............. $398     100.00%     $376      100.00%    $512    100.00%       $615  100.00%      $763     100.00%
                               ===     ======       ===      ======      ===    ======         ===  ======        ===     ======

     Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Company's allowance for loan losses for the years indicated:

                                                              At December 31,
                                         ---------------------------------------------------------
                                           1993        1994        1995        1996        1997
                                           ----        ----        ----        ----        ----


Total loans outstanding                  $144,114    $166,941    $171,364    $180,399    $184,480
                                         ========    ========    ========    ========    ========
Average loans outstanding                $130,026    $153,477    $170,395    $173,383    $183,591
                                         ========    ========    ========    ========    ========

Beginning allowance balances             $    479    $    398    $    376    $    512    $    615
Provision:
  One- to four-family                        --            32         166         180         180
  Commercial and multi-family
    real estate                              --          --          --          --          --
  Consumer                                   --            81        --          --          --
Charge-offs:
  One- to four-family                          61          53          23          21          12
  Commercial and multi-family
    real estate                              --          --          --          --          --
  Consumer                                     59          91          18          67          54
Recoveries:
  One- to four-family                          19        --          --          --          --
  Commercial and multi-family
    real estate                              --          --          --          --          --
  Consumer                                      4           9          11          11          34

Other                                          16        --          --          --          --
                                         --------    --------    --------    --------    --------

Ending allowance balance                 $    398    $    376    $    512    $    615    $    763
                                         ========    ========    ========    ========    ========

Allowance for loan losses as a percent
  of total loans outstanding                 0.28%       0.23%       0.30%       0.34%       0.41%
Net loans charged off as a percent of
  average loans outstanding                  0.07%       0.09%       0.02%       0.04%       0.02%


     Analysis of the Allowance for Foreclosed Real Estate. The following table sets forth information with respect to the Company's allowance for losses on foreclosed real estate at the dates indicated.

                                                                   At December 31,
                                                  -----------------------------------------
                                                    1993      1994      1995    1996    1997
                                                    ----      ----      ----    ----    ----
                                                              (Dollars in Thousands)
Total foreclosed real estate and real estate
  in judgment, net ............................   $   160   $  151   $    29   $  78     $35
                                                  =======   ======   =======   =====     ===
Allowance balances - beginning ................        16     --        --      --        --
Provision .....................................      --       --        --      --        --

Charge-offs ...................................      --       --        --      --        --
Recoveries ....................................      --       --        --      --        --
Other .........................................       (16)    --        --      --        --
                                                  -------   ------   -------   -----     ---
Allowance balances - ending ...................   $  --     $ --     $  --     $--       $--
                                                  =======   ======   =======   =====     ===
Allowance for losses on foreclosed real estate
  in judgment to net foreclosed real estate and
  real estate in judgment .....................      --  %    --  %     --  %   --  %     -- %
                                                  =======   ======   =======   =====     ===


Mortgage-Backed Securities

     To supplement lending activities, the Company invests in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings (although the Company has not used them as such) and, through repayments, as a source of liquidity.

     At December 31, 1997, the mortgage-backed securities portfolio had a fair value of $86,000 and an amortized cost of $86,000. Because the portfolio is classified as available for sale (the Company had no mortgage-backed securities held to maturity at December 31, 1997), the portfolio is recorded at $86,000. The mortgage-backed securities portfolio at December 31, 1997 consisted solely of real estate mortgage investment conduits ("REMICs"), a form of collateralized mortgage obligations ("CMOs"). The Company receives monthly interest payments on the securities in this portfolio based on fixed coupon rates. These securities are guaranteed as to principal by the Federal National Mortgage Association ("FNMA") and management does not believe that there is a material credit risk associated with the repayment of principal.

     To assess price volatility, the Federal Financial Institutions Examination Council ("FFIEC") and OTS have adopted a policy that requires an annual "stress" test of mortgage derivative securities. This policy requires the Company to annually test its CMOs and other mortgage-related securities to determine whether they are high-risk or non-high-risk securities. At December 31, 1997, the Company's CMOs met the criteria established by the policy for non-high-risk securities. If interest rates remain stable, the weighted average life of the FNMA CMO is .2 years. According to stress tests mandated by the Company's regulators, a 300 basis point upward shift in interest rates increases the weighted average life of this security to .31 years. This same 300 basis point upward shift would result in a 0.75% decrease in price. The carrying value of this security is adjusted on a quarterly basis to reflect current market value.

Investment Activities

     The Company is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The Company has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Company's loan origination and other activities. At December 31, 1997, the Company had an investment portfolio of approximately $7.8 million, consisting primarily of U.S. Treasury securities and U.S. government corporate and agency obligations. To a lesser extent, the portfolio also includes FHLMC stock, mortgage-backed securities, certificates of deposit and FHLB stock, as permitted by the OTS regulations. The Company classifies its investments, including debt and equity securities, as either held to maturity or available for sale, in accordance with SFAS 115. The Company will continue to seek high quality investments. The primary and secondary goals of the investment portfolio are safety of principal and rate of return, respectively.

     Investment Portfolio. The following table sets forth the carrying value of the Company's investments, including short-term investments, FHLB stock, and mortgage-backed securities, at the dates indicated. At December 31, 1997, the Company's securities that were classified as available for sale had an unrealized net gain of $983,000. The Company's securities that were classified as held to maturity had a net unrealized gain of $3,000. This unrealized gain is not reflected in the table below because these securities are carried at amortized cost in accordance with SFAS 115. At December 31, 1997, the market value for the interest bearing deposits shown below approximated their cost.

                                            At December 31,
                                        -------------------------
                                         1995      1996     1997
                                        ------    ------    -----
                                             (In Thousands)

Securities available for sale:
  Equity securities ................   $ 6,753   $ 7,100   $ 2,640
Securities held to maturity:
 U.S. government securities ........       800      --        --
 U.S. agency securities ............     3,399     2,049     3,198
                                       -------   -------   -------
   Total investment securities .....    10,952     9,149     5,838
Interest-bearing deposits ..........       800       200     1,850
Mortgage-backed securities available
   for sale ........................       867       428        86
                                       -------   -------   -------
   Total investments ...............   $12,619   $ 9,777   $ 7,774
                                       =======   =======   =======

     Investment  Portfolio  Maturities.  The following  table sets forth certain
information   regarding  the  carrying  values,   weighted  average  yields  and
maturities of the Company's investment securities portfolio.

                                                                 December 31, 1997
                              ------------------------------------------------------------------------------------------------------
                               One Year or Less One to Five Years  Five to Ten Years More than Ten Years Total Investment Securities
                              Carrying  Average  Carrying Average  Carrying  Average Carrying Average   Carrying Average  Market
                                Value    Yield     Value   Yield     Value    Yield    Value   Yield     Value   Yield    Value
                               -------  -------   ------- -------   -------  -------  ------- -------   ------- -------  --------
                                                  (Dollars in Thousands)

Mortgage-backed Securities....   $   86     7.0%   $   --     --%    $   --      --%   $   --     --%    $   86  7.00%    $   86
U. S. Agency Obligations......      800    5.34%    2,398   6.38%        --      --        --     --      3,198  6.14%     3,201
FHLB Stock....................       --      --        --     --         --      --        --     --      1,633    --      1,633
Equity Securities.............       --      --        --     --         --      --        --     --      1,007    --      1,007
Interest Bearing Deposits.....    1,850    5.68%       --     --%        --      --%       --     --%     1,850  5.68%     1,850
                                  -----             -----             -----             -----             -----            -----
  Total.......................   $2,736            $2,398            $   --            $   --            $7,774           $7,777
                                  =====             =====             =====             =====             =====            =====


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

     Jumbo Certificate Accounts. The following table indicates, at December 31, 1997, the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity.


Maturity Period
---------------
                                                                  (In Thousands)

Within three months...................................                  $4,604
Three through six months..............................                     594
Six through twelve months.............................                   1,230
Over twelve months....................................                   3,543
                                                                         -----
                                                                        $9,971
                                                                        ======

     Borrowings. Deposits are the primary source of funds of the Company's lending and investment activities and for its general business purposes. Through the Bank, the Company may obtain advances from the FHLB of Des Moines to supplement its supply of lendable funds. Advances from the FHLB of Des Moines are typically secured by a pledge of the Bank's stock in the FHLB of Des Moines and a portion of the Company's first mortgage loans and certain other assets. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 1997, the Company had $24.5 million in advances outstanding from the FHLB of Des Moines of which $13.5 million have fixed rates and $11.0 million have variable rates that reprice monthly. Most of these advances provide for a prepayment penalty. See Note 10 of the Notes to the Company's Consolidated Financial Statements. At December 31, 1997, the Bank had $4.0 million in borrowings (in the form of a loan) from the Company. The interest rate on this loan adjusts quarterly. The Company expects that the use of borrowings will continue and may increase after the Company uses available liquid assets to fund loan originations. During recent periods, the Company has found that obtaining wholesale funds through FHLB advances is less expensive than increasing the interest rates on deposit accounts to increase the amount of deposits. If, in the future, increased deposits become less expensive than FHLB advances, the Company will likely rely more on increased deposits than on FHLB advances.

     The following table sets forth certain information as to FHLB advances at the dates indicated.

                                      As of and for the Years Ended December 31,
                                      ------------------------------------------
                                             1995       1996       1997
                                             ----       ----       ----
                                              (Dollars in Thousands)
FHLB advances .................            $18,000    $26,500    $24,500
Weighted average interest rate
  of FHLB advances ............               5.72%      5.74%      5.92%
Maximum amount of advances ....            $23,650    $28,500    $29,500
Average amount of advances ....            $18,938    $19,269    $26,808

Weighted average interest rate
  of average amount of advances               6.14%      5.64%      5.75%


Subsidiary Activity

     The Company has one wholly owned subsidiary, the Bank. The Bank has two wholly owned subsidiaries, known as Wells Insurance Agency, Inc. ("WIA") and Greater Minnesota Mortgage, Inc. ("GMM").

     The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under the 2% limitation, as of December 31, 1997, the Bank was authorized to invest up to approximately $4 million in the stock of, or loans to, service corporations.

     WIA was incorporated under the laws of the State of Minnesota in 1976. WIA offers life, health, casualty, and business insurance on behalf of others and also offers fixed-rate annuities. The Bank's investment in WIA totalled $524,000 at December 31, 1997.

     GMM was incorporated under the laws of Minnesota in 1997. GMM originates loans through referrals from community commercial banks and, primarily, sells these loans to the secondary market. At December 31, 1997, the Bank's investment in GMM totalled $101,000.

Personnel

     As of December 31, 1997, the Bank had 57 full-time and 6 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Company, with no employees of its own, utilizes those of the Bank.

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

     On January 1, 1997, deposit insurance assessments for SAIF members were reduced to approximately .064% of deposits on an annual basis; this rate may continue through the end of 1999. During this same period, members of the Bank Insurance Fund ("BIF"), predominantly commercial banks, are expected to be annually assessed approximately .013% of deposits. Thereafter, assessments for BIF and SAIF members should be the same and the SAIF and BIF may be merged. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank substantially declined.

     Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. The Bank exceeded these minimum standards at December 31, 1997. The Bank's capital ratios are set forth in Note 12 to the Company's Consolidated Financial Statements.

     Savings associations with a greater than "normal" level of interest rate exposure may, in the future, be subject to a deduction for an interest rate risk ("IRR") component may be from capital for purposes of calculating their risk-based capital requirement.

     Dividend and Other Capital Distribution Limitations. Current OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established in connection with the Conversion.

     Current OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. At December 31, 1997, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Finally, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be undercapitalized (not meet any one of its minimum regulatory capital requirements).

     In January 1998, the OTS proposed amendments to its current regulations with respect to capital distributions by savings associations. Under the proposed regulation, savings associations that would remain at least adequately capitalized following the capital distribution, and that meet other specified requirements, would not be required to file a notice or application for capital distributions (such as cash dividends) declared below specified amounts. Under the proposed regulation, savings associations which are eligible for expedited treatment under current OTS regulations are not required to file a notice or an application with the OTS if (i) the savings association would remain at least adequately capitalized following the capital distribution and (ii) the amount of the capital distribution does not exceed an amount equal to the savings association's net income for that year to date, plus the savings association's retained net income for the previous two years. Thus, under the proposed regulation, only undistributed net income for the prior two years may be distributed in addition to the current year's undistributed net income without the filing of an application with the OTS. Savings associations which do not qualify for expedited treatment or which desire to make a capital distribution in excess of the specified amount, must file an application with, and obtain the approval of, the OTS prior to making the capital distribution. Under certain other circumstances, savings associations will be required to file a notice with OTS prior to making the capital distribution. The OTS proposed limitations on capital distributions are similar to the limitations imposed upon national banks. The Bank is unable to predict whether or when the proposed regulation will become effective.

     During 1997, the Company paid two $0.12 per share quarterly dividends to its shareholders. The Company's dividend payout ratio for 1997 was 20.34%.

     Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Des Moines. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. As of December 31, 1997, the Bank was in compliance with its QTL requirement with 93.84% of its assets invested in QTIs.

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

Item 2. Description of Properties

     The Company does not own any real property but utilizes the offices of the Bank. The Bank operates from its main office located at 53 First Street, S.W., Wells, Minnesota and eight full service branch offices. The Bank owns the offices in Wells and one branch facility, and leases the remaining locations. In the opinion of the Bank's management, the physical condition of each of the offices is good and is adequate for the conduct of the Bank's business.

Item 3. Legal Proceedings

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

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     Not Applicable.

                                     PART II

Item  5.  Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

     The information contained under the section captioned "Stock Market Information" on pages 1 and 2 of the Company's 1997 Annual Report to Stockholders (the "Annual Report"), is incorporated herein by reference.

Item  6.  Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item  7.  Financial Statements
------------------------------

     The  following   financial   statements   and  the  report  of  independent
accountants of Registrant included in Registrant's Annual Report to Stockholders are incorporated herein by reference.

     Independent Auditor's Report.

     Consolidated Statements of Financial Condition as of December 31, 1997 and 1996.

     Consolidated Statements of Income for the Years Ended December 31, 1997, 1996, and 1995.

     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996, and 1995.

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995.

     Notes to Consolidated Financial Statements.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

     Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
----------------------------------------------------------------------

     The information contained under the section captioned "Information with Respect to Nominees for Director and Directors Continuing in Office" in the Registrant's definitive proxy statement for Registrant's 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference. The information contained under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is also incorporated herein by reference.

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

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the first table under "Information with Respect to Nominees for Director and Directors Continuing in Office" in the Proxy Statement.

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

                                     PART IV

Item 13. Exhibits, List, and Reports on Form 8-K
------------------------------------------------

                  (a) The following exhibits are included in this Report or incorporated herein by reference:

                   3(i)  Articles of  Incorporation  of Wells  Financial  Corp.*
                   3(ii) Bylaws of Wells Financial Corp.*
                  10.1   1995 Stock Option Plan of Wells Financial Corp.**
                  10.2   Management Stock Bonus Plan and Trust Agreements**
                  10.3   Change in Control Severance Agreement with James D. Moll***
                  10.4   Change in Control Severance Agreement with Gerald D. Bastian***
                  13     Annual Report to Stockholders for the fiscal year ended December 31, 1997
                  21     Subsidiaries of Registrant***
                  23     Consent of McGladrey & Pullen, LLP
                  27     Financial Data Schedule (in electronic filing only)

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

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 27, 1998.

                                       WELLS FINANCIAL CORP.


                                       By: /s/ Lawrence H. Kruse
                                           Lawrence H. Kruse
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 27, 1998.


/s/ Lawrence H. Kruse                       /s/ James D. Moll
------------------------------------------  ------------------------------------
Lawrence H. Kruse                           James D. Moll
President, Chief Executive Officer          Treasurer and Principal Financial and
and Director (Principal Executive Officer)  Accounting Officer
                                            (Principal Financial and Accounting Officer)



/s/ Wallace J. Butson                       /s/ Gerald D. Bastion
------------------------------------------  ------------------------------------
Dr. Wallace J. Butson                       Gerald D. Bastion
Secretary and Director                      Vice President and Director



                                            /s/ Richard A. Mueller
------------------------------------------  ------------------------------------
Joseph R. Gadola                            Richard A. Mueller
Director                                    Director
