Form 10QSB
period 1998-03-31
WELLS FINANCIAL CORP
filed 1998-05-12
CIK 934739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        March 31, 1998
                                          --------------------------------------

or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to __________________

                         Commission File Number 0-25342

                              Wells Financial Corp.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

       Minnesota                                             41-1799504
-------------------------------                           ----------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)
Identification No.)

                53 1st Street S.W., P.O. Box 310, Wells MN 56097
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (507) 553-3151
                     ---------------------------------------
              (Registrant's Telephone Number, including Area Code)

                                       N/A
                     ---------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check by |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

The number of share outstanding of each of the issuer's classes of common stock as of April 30, 1998:

                           Class                         Outstanding
                           -----                         -----------
         $.10 par value per share, common stock       1,959,360 Shares

================================================================================
                      WELLS FINANCIAL CORP. and SUBSIDIARY
                                     [LOGO]

                                   FORM 10-QSB
                                      INDEX

         PART I - FINANCIAL INFORMATION:                                         Page
         -------------------------------                                         ----

         Item 1.  Financial Statements
                  Consolidated Statements of Financial Condition                  1
                  Consolidated Statements of Income                               2
                  Consolidated Statements of Comprehensive Income                 3
                  Consolidated Statement of Stockholders' Equity                  4
                  Consolidated Statements of Cash Flows                          5-6
                  Notes to Consolidated Financial Statements                     7-9

         Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                     10-14


         PART II - OTHER INFORMATION
         ---------------------------

         Item 1.  Legal Proceedings                                              15

         Item 2.  Changes in Securities                                          15

         Item 3.  Defaults upon Senior Securities                                15

         Item 4.  Submission of Matters to a Vote of Security Holders            15

         Item 5.  Other Information                                              15

         Item 6.  Exhibits and Reports on Form 8-K                               15

         Signatures

================================================================================

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Financial Condition
                      March 31, 1998 and December 31, 1997
                             (Dollars in Thousands)
                                   (Unaudited)

ASSETS
                                                                           1998                        1997
                                                                   ----------------------    --------------------------

Cash, including interest-bearing accounts
     3/31/98 $14,951; 12/31/97 $4,838                              $              15,780      $                  5,971
Certificates of deposit                                                            7,150                         1,850
Securities available for sale                                                      2,772                         2,640
Securities held to maturity (approximate market value $2,168 at
March 31, 1998 and $3,201 at December 31, 1997)                                                                  3,198
                                                                                   2,170
Mortgage-backed securities available for sale                                          -                            86
Loans held for sale                                                                6,975                         2,012
Loans receivable, net                                                            171,496                       182,724
Accrued interest receivable                                                        1,167                         1,106
Foreclosed real estate                                                                34                            35
Premises and equipment                                                             1,373                         1,425
Other assets                                                                         525                           389
                                                                   ======================    ==========================
            TOTAL ASSETS                                           $             209,442     $                 201,436
                                                                   ======================    ==========================

LIABILITIES AND STOCKHOLDERS'  EQUITY

LIABILITIES
   Deposits                                                        $             146,618     $                 145,378
   Borrowed funds                                                                 29,500                        24,500
   Advances from borrowers for taxes and insurance                                 1,849                         1,080
   Income taxes:
      Current                                                                        347                           111
      Deferred                                                                       558                           474
   Accrued interest payable                                                          215                           139
   Accrued expenses and other liabilities                                            107                           113
                                                                   ----------------------    --------------------------
            TOTAL LIABILITIES                                                    179,194                       171,795
                                                                   ----------------------    --------------------------

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 500,000 shares
      authorized; none outstanding                                                     -                             -
   Common stock, $.10 par value; authorized 7,000,000
      shares; issued 2,187,500 shares                                                219                           219
   Additional paid in capital                                                     16,730                        16,694
   Retained earnings, substantially restricted                                    16,159                        15,736
   Accumulated other comprehensive income, unrealized
       appreciation on securities available for sale, net                            662                           584
   Unearned ESOP shares                                                            (718)                          (757)
   Unearned compensation restricted stock awards                                   (120)                          (151)
   Treasury stock, at cost                                                       (2,864)                        (2,684)
                                                                   ----------------------    --------------------------
            TOTAL STOCKHOLDERS' EQUITY                                            30,248                        29,641
                                                                   ----------------------    --------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $             209,442     $                 201,436
                                                                   ======================    ==========================

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                    March 31,
                                                                     -----------------------------------------
                                                                            1998                 1997
                                                                      -----------------   --------------------
                Interest and dividend income Loans receivable:
                      First mortgage loans                            $          3,033    $             2,977
                      Consumer and other loans                                     645                    558
                   Investment securities and other
                       interest bearing deposits                                   264                    221
                                                                      -----------------   --------------------
                                    Total interest income                        3,942                  3,756
                                                                      -----------------   --------------------
                Interest Expense
                   Deposits                                                      1,787                  1,694
                   Borrowed funds                                                  404                    346
                                                                      -----------------   --------------------
                                     Total interest expense                      2,191                  2,040
                                                                      -----------------   --------------------
                                     Net interest income                         1,751                  1,716
                Provision for loan losses                                           30                     45
                                                                      -----------------   --------------------
                     Net interest income after provision for
                           loan losses                                           1,721                  1,671
                                                                      -----------------   --------------------
                Noninterest income
                   Gain  on sale of loans originated for sale                       81                      8
                   Loan origination and commitment fees                            246                     29
                   Loan servicing fees                                              54                     50
                   Insurance commissions                                            69                     73
                   Fees and service charges                                         69                     64
                   Other                                                             4                     16
                                                                      -----------------   --------------------
                                       Total noninterest income                    523                    240
                                                                      -----------------   --------------------
                Noninterest expense
                   Compensation and benefits                                       578                    480
                   Occupancy and equipment                                         193                    151
                   SAIF deposit insurance premium                                   23                     24
                   Data processing                                                  73                     59
                   Advertising                                                      43                     36
                   Other                                                           213                    193
                                                                      -----------------   --------------------
                                  Total noninterest expense                      1,123                    943
                                                                      -----------------   --------------------
                                   Income  before taxes                          1,121                    968
                Income tax expense                                                 463                    408
                                                                      =================   ====================
                                   Net  Income                        $            658    $               560
                                                                      =================   ====================
                Earnings  per  share
                      Basic earnings per share                        $           0.35    $              0.29
                                                                      =================   ====================
                      Diluted earnings per share                      $           0.34    $              0.29
                                                                      =================   ====================

                Weighted average number of common shares
                  outstanding:
                         Basic                                               1,867,221              1,908,943
                                                                      =================   ====================
                         Diluted                                             1,916,760              1,937,291
                                                                      =================   ====================

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                  March 31,
                                                                     ------------------ ----- ---------------
                                                                           1998                    1997
                                                                     ------------------       ---------------
                Net income                                           $             658        $         560
                Other comprehensive income, net of taxes of $54
                    for 1998 and $31 for 1997
                       Unrealized appreciation (depreciation) on
                        securities available for sale                               78                  (44)
                                                                     ==================       ===============
                Comprehensive income                                 $             736        $          516
                                                                     ==================       ===============










                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                    For the Three Months Ended March 31, 1998
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                           Unearned      Unearned
                                                           Accumulated     Employee    Compensation
                                 Additional                   Other          Stock      Restricted                    Total
                        Common     Paid-In   Retained     Comprehensive    Ownership       Stock       Treasury   Stockholders'
                        Stock      Capital    Earnings       Income       Plan Shares     Awards         Stock        Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance, December
  31, 1997              $    219   $  16,694  $  15,736      $        584     $  (757)    $      (151)  $  (2,684)    $   29,641

Net income for the
   three months
   ended  March 31,
   1998                        -           -        658                 -           -               -           -            658


Net change in
   unrealized
   appreciation  on
   securities
   available for
   sale, net of
   related deferred
   taxes                       -           -          -                78           -               -           -             78


Amortization of
   unearned compensation       -           -          -                 -           -              31           -             31

 Dividends on common
   stock                       -           -       (235)                -           -               -           -           (235)

Allocated employee
   stock ownership
   plan shares                 -          36          -                 -          39               -           -             75

                      -----------------------------------------------------------------------------------------------------------
Balance March 31,
  1998                  $    219   $  16,730  $  16,159      $        662     $  (718)    $      (120)  $  (2,684)    $   30,248
                      ===========================================================================================================



                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                      Consolidated Statements of Cash Flow
                   Three Months Ended March 31, 1998 and 1997
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                              1998                     1997
                                                                       --------------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                          $              658      $               560
   Adjustments  to  reconcile  net  income  to net
     cash  provided  by  operating activities:
         Provision for loan losses                                                     30                       45
         Gain on the sale of loans originated for sale
                                                                                      (81)                      (8)
         Compensation on allocation of ESOP shares                                     64                       50
         Amortization of restricted stock awards                                       31                       34
         Write-down of foreclosed real estate                                           1                        -
         (Gain)  on the sale of foreclosed real estate                                  -                      (11)
         Unrealized (gain) loss on loans held for sale                                (14)                      19
         Deferred income taxes                                                         30                      (35)
         Depreciation and amortization on premises and equipment                       71                       65
         Amortization of deferred loan origination fees                               (65)                     (13)
         Amortization of excess servicing fees                                          3                        3
         Amortization of mortgage servicing rights                                     22                        7
         Loans originated for sale                                                (21,961)                  (1,315)
         Proceeds from the sale of loans originated for sale                       16,949                    1,753
         Changes in assets and liabilities:
            Accrued interest receivable                                               (61)                     (16)
            Other assets                                                              (31)                     (44)
            Income taxes payable, current                                             236                      388
            Accrued expenses and other liabilities                                     70                      151
                                                                       --------------------    ---------------------
         Net cash provided by (used in) operating activities                      (4,048)                    1,642
                                                                       --------------------    ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) decrease  in loans                                 $           11,277      $            (1,293)
     Purchase of certificates of deposit                                           (5,300)                       -
     Purchase of securities available for sale                                          -                      (73)
     Purchase of securities held to maturity                                         (410)                  (2,000)
     Proceeds from principal repayments of mortgage backed securities                  86                      105
     Proceeds from the maturities of securities held to maturity                    1,438                      749
     Proceeds from the sale and redemption of foreclosed real estate                    -                       56
     Purchase of premises and equipment                                               (19)                      (6)
                                                                       --------------------    ---------------------
         Net cash provided by (used in) investment activities                       7,072                   (2,462)
                                                                       --------------------    ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase (decrease) in deposits                            $            1,240      $              (411)
        Net increase in advances from borrowers for taxes and
          insurance                                                                   769                      470
        Proceeds from repayment of loan to ESOP                                        11                        -
        Proceeds from borrowed funds                                                5,000                    1.500
        Repayments on borrowed funds                                                    -                   (2,000)
        Purchase of treasury stock                                                      -                      (65)
       Dividends on common stock                                                     (235)                    (235)
                                                                       --------------------    ---------------------
         Net cash provided by (used in) financing activities                        6,785                     (506)
                                                                       --------------------    ---------------------
      Net increase (decrease) in cash and cash equivalents                          9,809                   (1,326)

CASH:
   Beginning                                                                        5,971                    8,301
                                                                       --------------------    ---------------------
   Ending                                                              $           15,780      $             6,975
                                                                       ====================    =====================


                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                Consolidated Statements of Cash Flow (continued)
                   Three Months Ended March 31, 1998 and 1997
                             (Dollars in Thousands)
                                   (Unaudited



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
     Interest on deposits                                              $             1,775     $              1,611
     Interest on borrowed funds                                                        411                      334
     Income taxes                                                                       95                       55
                                                                       ====================     ====================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
      Allocation of ESOP shares to participants                        $                39     $                 28
      Net change in unrealized appreciation (depreciation)
      on securities available for sale                                                  78                     (44)
                                                                       ====================     ====================




                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                   Notes To Consolidated Financial Statements
                             (Dollars in thousands)
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

         The foregoing consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The interim consolidated financial statements include the accounts of Wells Financial Corp. (Company), its subsidiary, Wells Federal Bank (Bank), and the Bank's subsidiaries, Greater Minnesota Mortgage, Inc. and Wells Insurance Agency, Inc.


NOTE 2.  REGULATORY CAPITAL

         The following table presents the Bank's regulatory capital amounts and percents at March 31, 1998 and December 31, 1997.

                                                           March 31, 1998                        December 31, 1997
                                                      Amount            Percent               Amount           Percent
              ---------------------------------------------------------------------------------------------------------
                                                                         (Dollars in Thousands)
              Tangible Capital:
                   Required                       $     3,109             1.50%            $    2,995            1.50%
                   Actual                              23,251            11.22%                22,790           11.41%
                   Excess                              20,142             9.72%                19,795            9.91%

              Core Capital
                   Required (1)                   $     6,218             3.00%            $    5,990            3.00%
                   Actual                              23,251            11.22%                22,790           11.41%
                   Excess                              17,033             8.22%                16,800            8.41%

              Risk-based Capital
                   Required                       $     9,444             8.00%            $    9,417            8.00%
                   Actual                              24,040            20.36%                23,544           20.00%
                   Excess                              14,596            12.36%                14,127           12.00%



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

                      WELLS FINANCIAL CORP. and SUBSIDIARY
              Notes to consolidated Financial Statements Continued
                                   (Unaudited)


NOTE 3.  EARNINGS  PER SHARE

         Effective December 31, 1997, the Company adopted FASB Statement No. 128, Earnings per Share. The Statement requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. All other entities are required to present basic and diluted earnings per-share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations.

         The weighted average number of shares of common stock used to compute the basic earnings per share were 1,867,221 and 1,908,943 for the three month periods ended March 31, 1998 and 1997, respectively. The weighted average number of shares of common stock were increased by 49,539 and 28,348 for the three month periods ended March 31, 1998 and 1997, respectively, for the assumed exercise of the employee stock options in computing the diluted per-share data.

NOTE 4.  COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted FASB Statement No. 130, Reporting Comprehensive Income. This Statement requires an entity to include a statement of comprehensive income in its full set of general-purpose financial statements. Comprehensive income consists of the net income or loss of the entity plus or minus the change in equity for the entity during the period from transactions, other events, and circumstances resulting from nonowner sources. Statement No. 130 is effective for years beginning after December 15, 1997 and requires financial statements of earlier periods that are presented for comparative purposes to be reclassified.

                      WELLS FINANCIAL CORP. and SUBSIDIARY
              Notes to consolidated Financial Statements Continued
                                   (Unaudited)



NOTE 5.  SELECTED FINANCIAL DATA

                                                                                For the three months ended
                                                                                         March 31,
                                                                                  1998               1997
                                                                             -----------------------------------
Return on assets
   (ratio of net income to average total assets) (1)                               1.27%               1.11%

Return on equity
   (ratio of net income to average equity) (1)                                     8.81%               7.85%

Equity to assets ratio
   (ratio of average equity to average total assets)                              14.44%              14.19%

Net interest margin
   (ratio of net interest income to average interest earning assets) (1)           3.45%               3.41%


        (1) Net income and net interest income have been annualized.

                     WELLS FINANCIAL CORP. and SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

General:

         Wells Financial Corp. (Company) was incorporated under the laws of the State of Minnesota in December 1994 for the purpose of owning all of the outstanding stock of Wells Federal Bank, fsb (Bank) issued in the mutual to stock conversion of the Bank. On April 11, 1995, the conversion was completed and $8.4 million of the net proceeds from the sale of the stock was provided to the Bank in exchange for all of the Bank's stock. The consolidated financial statements included herein are for the Company, the Bank and the Bank's wholly owned subsidiaries, Wells Insurance Agency, Inc. and Greater Minnesota Mortgage, Inc.

         The income of the Company is derived primarily from the operations of the Bank and the Bank's subsidiaries, and to a lesser degree from interest income from securities and certificates of deposit with other banks that the Company has purchased. The Bank's net income is primarily dependent upon the difference (or spread) between the average yield earned on loans, investments and mortgage-backed securities and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. Net income is also affected by, among other things, provision for loan losses, gains on the sale of interest earning assets, service charges, servicing fees, subsidiary activities, operating expenses, and income taxes.

         The Bank has eight full service offices located in Faribault, Martin, Blue Earth, Nicollet, Freeborn and Steele Counties, Minnesota.

Comparison of Financial Condition at March 31, 1998 and December 31, 1997:

         Total assets increased by $8,006,000, from $201,436,000 at December 31, 1997 to $209,442,000 at March 31, 1998 primarily due to increases in borrowed funds and deposits. During the first quarter of 1998 the Federal Home Loan Bank
(FHLB) offered long term borrowings with fixed interest rates that would provide lower interest cost to the Company and would enhance the Company's interest rate risk. The Company borrowed $5,000,000 under this program and reinvested these funds at a net interest gain in a certificate of deposit with the FHLB until the Company's higher interest rate borrowings matured. Loans receivable decreased by $11,228,000, from $182,724,000 at December 31, 1997 to $171,476,000 at March 31,
1998, and cash increased by $9,809,000, from $5,971,000 at December 31, 1997 to $15,780,000 at March 31, 1998, primarily due to the sale of loans which were refinanced during the first quarter of 1998 to the secondary market.

         In accordance with the Bank's internal classification of assets policy, management evaluates the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan loses. As of December 31, 1997 and March 31, 1998 the balance in the allowance for loan losses and the allowance for loan losses as a percentage of total loans was $763,000 and $793,000 and 0.41% and 0.44% respectively.

         Loans on which the accrual of interest has been discontinued amounted to $107,000 and $237,000 at March 31, 1998 and December 31, 1997, respectively. The effect of nonaccrual loans was not significant to the results of operations. The Company includes all loans considered impaired under FASB Statement No. 114 in nonaccrual loans. The amount of impaired loans was not material at March 31, 1998 and December 31, 1997.

         Activity in the Company's allowance for loan losses for the three months ended March 31, 1998 and 1997 is summarized as follows:

                                     1998                      1997
                                 -----------------------------------------

Balance on January 1,             $  763,292              $    615,372
  Provision for loan losses           30,000                    45,000
  Charge-offs                         (4,018)                  (17,628)
  Recoveries                           3,958                    10,205
                                 -----------------------------------------
Balance on March 31,              $  793,232              $    652,949
                                 -----------------------------------------


         As stated above, deposits increased by $1,240,000 from $145,378,000 at December 31, 1997 to $146,618,000 at March 31, 1998 and borrowed funds increased by $5,000,000 from $24,500,000 at December 31, 1997 to $29,500,000 at March 31,
1998.

         Equity increased by $607,000 from $29,641,000 at December 31, 1997 to $30,248,000 at March 31, 1998. This change in equity is primarily due to net income of $658,000 for the three months ended March 31, 1998 being partially offset by the payment on February 13, 1998 of $235,000 in cash dividends, $0.12 per share, to stockholders of record on January 31, 1998. Also affecting equity was an increase of $78,000 in the unrealized appreciation on securities available for sale during the quarter. On April 15, 1998, the Board of Directors of the Company declared a $0.15 per share cash dividend to be paid on May 11, 1998 to the stockholders of record on April 30, 1998. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

Comparison of Operating Results for the Three Month Period Ended March 31, 1998 and March 31, 1997.

         Net Income. Net income increased by $98,000 for the quarter ended March 31, 1998 when compared to the same period in 1997 primarily due to an increase in noninterest income of $283,000 being partially offset by an increase of $180,000 in noninterest expense.

         Interest Income. Interest income from the loan portfolio increased by $143,000 for the three month period ended March 31, 1998 when compared to the same period in 1997. Interest income from investments in securities, certificates of deposit and interest earned on interest bearing cash accounts increased by $43,000 for the three months period ended March 31, 1998 when compared to the same period in 1997. The increase in interest income from the loan portfolio and the increase in interest income from investment securities, certificates of deposit and other interest bearing deposits was primarily the result of increases in the average amounts of these investments during the first quarter of 1998 when compared to the first quarter of 1997.

         Interest Expense. Interest expense on deposits and interest expense on borrowed funds increased by $93,000 and $58,000, respectively, for the three months ended March 31, 1998 when compared to the same period during 1997. The increases in interest expense on deposits and interest expense on borrowed funds is primarily due to increases in the average amounts of deposits and borrowed funds during the first quarter of 1998 when compared to the first quarter of 1997.

         Net Interest income. Net interest income increased by $35,000 for the quarter ended March 31, 1998 when compared to the same period in 1997 due to the increase in interest income for the quarter being partially offset by the increase in interest expense.

         Provision for loan losses. The provision for loan losses decreased by $15,000 for the quarter ended March 31, 1998 when compared to the quarter ended March 31, 1997. As described above, management evaluates the quality of the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan loss. Based on the latest review, management decreased the provision for loan loss during the quarter ended March 31, 1998 when compared to the quarter ended March 31, 1997. While the Company maintains its allowance for loan losses at a level that is considered to be adequate to provide for potential losses, there can be no assurance that further additions will not be made to the loss allowance and that losses will not exceed estimated amounts.

         Noninterest Income. Noninterest income increased by $283,000 for the three months ended March 31, 1998 when compared to the same period in 1997. The increase in noninterest income was primarily due to increases in loan origination and commitment fees and the gain on sale of loans originated for sale of $217,000 and $73,000, respectively, which resulted from a greater amount of loans originated and sold to the secondary market during the first three months of 1998 when compared to the first three months of 1997.

         Noninterest Expense. Noninterest expense increased by $180,000 for the quarter ended March 31, 1998 when compared to the quarter ended March 31, 1997 primarily due to increases in compensation and benefits and occupancy and equipment of $98,000 and $42,000, respectively. During the second quarter of 1997, the Company converted its loan origination office in Owatonna, Minnesota to a full service banking facility by employing additional staff and moving to a larger facility which is the primary reason for the increase in compensation and benefits and occupancy and equipment during the first quarter of 1998 when compared to the first quarter of 1997.

         Income Tax Expense. Income tax expense increased by $55,000 for the three months ended March 31, 1998 when compared to the same period in 1997. This increase was the result of an increase in income before income taxes for the three month period ended March 31, 1998 when compared to the same period in 1997.

         Non-performing Assets. The following table sets forth the amounts and categories of non-performing assets at March 31, 1998 and December 31, 1997.


                                                       March 31, 1998      December 31, 1997
                                                  -------------------------------------------------
                                                               (Dollars in Thousands)
Non-accruing loans
    One to four family real estate                $                 71     $                   219
    Consumer                                                        35                          18
                                                  ---------------------    ------------------------
Total                                             $                106     $                   237
                                                  ---------------------    ------------------------

Accruing loans which are contractually
past due 90 days or more
    One to four family real estate                $                104     $                   201
    Consumer                                                        40                           -
                                                  ---------------------    ------------------------
Total                                             $                144     $                   201
                                                  ---------------------    ------------------------


Total non-accrual and accruing loans
past due 90 days or more                          $                250     $                   438
                                                  =====================    ========================

Repossessed and non-performing assets
   Repossessed property                           $                 34     $                    35
   Other non-performing assets                                       -                           -
                                                  ---------------------    ------------------------
Total repossessed and non-performing assets       $                 34     $                    35
                                                  ---------------------    ------------------------

Total non-performing assets                       $                284     $                   473
                                                  =====================    ========================

Total non-accrual and accruing loans
past due 90 days or more to net loans                             0.14%                       0.24%
                                                  =====================    ========================

Total non-accrual and accruing loans
past due 90 days or more to total assets                          0.12%                       0.22%
                                                  =====================    ========================

Total nonperforming assets to total assets                        0.14%                       0.23%
                                                  =====================    ========================


         Financial Standards Board Statement No. 114, Accounting by Creditors for Impairment of a Loan, and Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, requires that impaired loans within the scope of these Statements be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate; or as a practical expedient, either at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. At March 31, 1998 and December 31, 1997, the value of loans that would be classified as impaired under these Statements is considered to be immaterial.

Liquidity and Capital Resources:

          Wells Federal is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of US Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At March 31, 1998, the Bank's liquidity, as measured for regulatory purposes, was 12.09%. The Bank adjusts liquidity as appropriate to meet its asset/liability objectives.

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

         In 1996, the Company approved stock buy back programs in which up to 317,188 shares of the common stock of the Company may be acquired. As of March 31, 1998, the Company has purchased 190,375 shares under these programs which leaves 126,813 shares remaining that may be purchased under these programs.

         The Company paid a cash dividend of $0.12 per share on February 13, 1998. On April 15, 1998 the Company declared a cash dividend of $0.15 per share payable on May 11, 1998 to stockholders of record on April 30, 1998. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

         The Bank is required to maintain specified amounts of capital. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement and a risk based capital requirement. At March 31, 1998, the Bank's tangible capital totaled $23.5 million, or 11.34% of adjusted total assets, and core capital totaled $23.5 million, or 11.34% of adjusted total assets, which substantially exceeded the respective 1.5% tangible capital and 3.0% core capital requirements at that date by $20.4 million and $17.3 million, respectively, or 9.84% and 8.34% of adjusted total assets, respectively. The Bank's risk-based capital totaled $24.3 million at March 31, 1998 or 20.60% of risk-weighted assets, which exceeded the current requirements of 8.0% of risk-weighted assets by $14.9 million or 12.60% of risk-weighted assets.

Year 2000 Issue:

         The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is heavily dependent on computer processing in its business activities and the Year 2000 issue creates risk for the Company from unforeseen problems in the Company's computer system and from third parties whom the Company uses to process information. Such failures of the Company's computer system and/or third parties computer systems could have a material impact on the Company's ability to conduct its business.

         The Company is  utilizing  both  internal  and  external  resources  to identify, correct or reprogram, and test the systems for the year 2000 compliance. The Company has identified the software and hardware that requires testing for year 2000 compliance and has established procedures and a time line for testing the software and hardware. Confirmations have been received from the Company's primary processing vendors that plans are being developed to address processing of transactions in the year 2000. The Company began testing its hardware during the first quarter of 1998 and testing of the software that is provided by the Company's primary processing vendors is scheduled to begin during September 1998. Progress reports on the year 2000 action plan are produced monthly by management and reviewed by the Board of Directors. Based on the Company's review of its computer system, management believes the cost to upgrade and test its computer system to be Year 2000 compliant will be approximately $100,000.

                     WELLS FINANCIAL CORP. and SUBSIDIARIES
                                 March 31, 1998

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






                ===============================================

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



WELLS FINANCIAL CORP.


By:  /s/ Lawrence H. Kruse                                                Date:    May 6, 1998
     ---------------------------------------------------------------             ---------------
     Lawrence H. Kruse
     President and Chief Executive Officer


By:  /s/ James D. Moll                                                    Date:    May 6, 1998
     ---------------------------------------------------------------             ----------------
     James D. Moll
     Treasurer and Principal Financial & Accounting Officer
