Form 10QSB
period 1998-06-30
WELLS FINANCIAL CORP
filed 1998-08-11
CIK 934739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended              June 30, 1998
                                        ----------------------------------------
or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                      to
                                        --------------------    ----------------

                         Commission File Number 0-25342
                                                -------

                              Wells Financial Corp.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

             Minnesota                                         41-1799504
---------------------------------------------               --------------------
(State or Other Jurisdiction of Incorporation               (I.R.S. Employer
 or Organization)                                            Identification No.)

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

The number of share outstanding of each of the issuer's classes of common stock as of July 31, 1998:

                  Class                                         Outstanding
                  -----                                         -----------
   $.10 par value per share, common stock                     1,835,660 Shares

================================================================================

                      WELLS FINANCIAL CORP. and SUBSIDIARY
================================================================================
                                [OBJECT OMITTED]
                    =======================================


                                   FORM 10-QSB
                                      INDEX


         PART I - FINANCIAL INFORMATION:                                   Page
         -------------------------------                                   ----

         Item 1.  Financial Statements
                  Consolidated Statements of Financial Condition             1
                  Consolidated Statements of Income                          2
                  Consolidated Statements of Comprehensive Income            3
                  Consolidated Statement of Stockholders' Equity             4
                  Consolidated Statements of Cash Flows                     5-6
                  Notes to Consolidated Financial Statements                7-8


         Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 9-13


         PART II - OTHER INFORMATION
         ---------------------------

         Item 1.  Legal Proceedings                                           14

         Item 2.  Changes in Securities                                       14

         Item 3.  Defaults upon Senior Securities                             14

         Item 4.  Submission of Matters to a Vote of Security Holders         14

         Item 5.  Other Information                                           14

         Item 6.  Exhibits and Reports on Form 8-K                            14

         Signatures

================================================================================

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Financial Condition
                       June 30, 1998 and December 31, 1997
                             (Dollars in Thousands)
                                   (Unaudited)

ASSETS
                                                                                          1998        1997
                                                                                       ---------    ---------
Cash, including interest-bearing accounts
     6/30/98 $7,307; 12/31/97 $4,838                                                   $   8,071    $   5,971
Certificates of deposit                                                                    1,150        1,850
Securities available for sale                                                              2,549        2,640
Securities held to maturity (approximate market value $4,234 at
June 30, 1998 and $3,201 at December 31, 1997)                                             4,234        3,198
Mortgage-backed securities available for sale                                               --             86
Loans held for sale                                                                        3,161        2,012
Loans receivable, net                                                                    166,298      182,724
Accrued interest receivable                                                                1,128        1,106
Foreclosed real estate                                                                        69           35
Premises and equipment                                                                     1,277        1,425
Other assets                                                                                 740          389
                                                                                       ---------    ---------
            TOTAL ASSETS                                                               $ 188,677    $ 201,463
                                                                                       =========    =========

LIABILITIES AND STOCKHOLDERS'  EQUITY

LIABILITIES
   Deposits                                                                            $ 152,452    $ 145,378
   Borrowed funds                                                                          5,000       24,500
   Advances from borrowers for taxes and insurance                                         1,165        1,080
   Income taxes:
      Current
                                                                                              14          111
      Deferred                                                                               614          474
   Accrued interest payable                                                                  291          139
   Accrued expenses and other liabilities                                                    147          113
                                                                                       ---------    ---------
            TOTAL LIABILITIES                                                            159,683      171,795
                                                                                       ---------    ---------

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 500,000 shares
      authorized; none outstanding                                                          --           --
   Common stock, $.10 par value; authorized 7,000,000
      shares; issued 2,187,500 shares                                                        219          219
   Additional paid in capital                                                             16,775       16,694
   Retained earnings, substantially restricted                                            16,487       15,736
   Accumulated other comprehensive income, unrealized
       appreciation on securities available for sale, net                                    655          584
   Unearned ESOP shares                                                                     (676)        (757)
   Unearned compensation restricted stock awards                                            (100)        (151)
   Treasury stock, at cost                                                                (4,366)      (2,684)
                                                                                       ---------    ---------
            TOTAL STOCKHOLDERS' EQUITY                                                    28,994       29,641
                                                                                       ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 188,677    $ 201,436
                                                                                       =========    =========

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended                      Six Months Ended
                                                                June 30,                               June 30,
                                                  -------------------------------------  --------------------------------------
                                                         1998              1997                1998                1997
                                                   ----------------- ------------------  ------------------  ------------------
Interest and dividend income
   Loans receivable:
      First mortgage loans                         $          2,820  $           3,005   $           5,853   $           5,982
      Consumer and other loans                                  656                600               1,301               1,158
   Investment securities and other
       interest bearing deposits                                330                212                 594                 433
                                                   ----------------- ------------------  ------------------  ------------------
                    Total interest income                     3,806              3,817               7,748               7,573
                                                   ----------------- ------------------  ------------------  ------------------
Interest Expense
   Deposits                                                   1,824              1,709               3,611               3,403
   Borrowed funds                                               299                407                 703                 753
                                                   ----------------- ------------------  ------------------  ------------------
                     Total interest expense                   2,123              2,116               4,314               4,156
                                                   ----------------- ------------------  ------------------  ------------------
                     Net interest income                      1,683              1,701               3,434               3,417
Provision for loan losses                                        30                 45                  60                  90
                                                   ----------------- ------------------  ------------------  ------------------
     Net interest income after provision for
           loan losses                                        1,653              1,656               3,374               3,327
                                                   ----------------- ------------------  ------------------  ------------------
Noninterest income
   Gain  on sale of loans originated for sale                   106                  7                 187                  15
   Loan origination and commitment fees                         208                 40                 454                  69
   Loan servicing fees                                           63                 49                 117                  99
   Insurance commissions                                         84                 69                 153                 142
   Fees and service charges                                      93                 68                 162                 132
   Other                                                          7                 14                  11                  30
                                                   ----------------- ------------------  ------------------  ------------------
                       Total noninterest income                 561                247               1,084                 487
                                                   ----------------- ------------------  ------------------  ------------------
Noninterest expense
   Compensation and benefits                                    623                516               1,201                 996
   Occupancy and equipment                                      183                157                 376                 308
   SAIF deposit insurance premium                                23                 24                  46                  48
   Data processing                                               68                 64                 141                 123
   Advertising                                                   44                 42                  87                  78
   Other                                                        240                176                 453                 369
                                                   ----------------- ------------------  ------------------  ------------------
                  Total noninterest expense                   1,181                979               2,304               1,922
                                                   ----------------- ------------------  ------------------  ------------------
                   Income  before taxes                       1,033                924               2,154               1,892
Income tax expense                                              411                385                 874                 793
                                                   ----------------  -----------------   -----------------   -----------------
                   Net Income                      $            622  $             539   $           1,280   $           1,099
                                                   ================= ==================  ==================  ==================
Earnings  per share
      Basic earnings per share                     $           0.34  $            0.29   $            0.69   $            0.58
                                                   ================= ==================  ==================  ==================
      Diluted earnings per  share                  $           0.33  $            0.28   $            0.67   $            0.57
                                                   ================= ==================  ==================  ==================

Weighted average number of common shares
2outstanding:
           Basic                                          1,852,393          1,866,857           1,861,516           1,887,774
                                                   ================= ==================  ==================  ==================
           Diluted                                        1,911,768          1,896,375           1,916,341           1,916,713
                                                   ================= ==================  ==================  ==================

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                             (Dollars in Thousands)
                                   (Unaudited)





                                                            Three Months Ended                Six Months Ended
                                                                 June 30,                         June 30,
                                                     ------------- -- --------------    ------------- --- -------------
                                                         1998             1997              1998              1997
                                                     -------------    --------------    -------------     -------------
     Net Income                                      $        622     $         539     $      1,280       $     1,099

     Other comprehensive income (loss);
        Unrealized appreciation (depreciation) on
        securities available for sale                         (11)              289              121               214
         Income tax (expense) benefit                           4              (119)             (50)              (88)
                                                     -------------    --------------    -------------     -------------
     Comprehensive income                            $        615     $         709     $      1,351       $     1,225
                                                     =============    ==============    =============     =============



                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                     For the Six Months Ended June 30, 1998
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                             Unearned      Unearned
                                                             Accumulated     Employee    Compensation
                                   Additional                   Other          Stock      Restricted                    Total
                          Common     Paid-In   Retained     Comprehensive    Ownership       Stock       Treasury   Stockholders'
                          Stock      Capital    Earnings       Income       Plan shares     Awards         Stock        Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance, December
  31, 1997              $    219   $  16,694 $   15,736      $        584 $     (757)           (151) $   (2,684)  $      29,641

Net income for the
   six months ended
   June 30, 1998               -           -      1,280                 -          -               -           -           1,280


Net change in
   unrealized
   appreciation  on
   securities
   available for
   sale, net of
   related deferred
   taxes                       -           -          -                71          -               -           -              71


Treasury stock                                                                                            (1,682)         (1,682)
purchases

Amortization of
   unearned
   compensation                -           -          -                 -          -              51           -              51


 Dividends on common
   stock                       -           -       (529)                -          -               -           -            (529)


Allocated employee
   stock ownership
   plan shares                 -          81          -                 -         81               -           -             162

                      -----------------------------------------------------------------------------------------------------------

Balance June 30, 1998   $    219   $  16,775 $   16,487      $        655  $    (676)      $    (100) $   (4,366)  $      28,994
                       ===========================================================================================================

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                      Consolidated Statements of Cash Flow
                     Six Months Ended June 30, 1998 and 1997
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                              1998                     1997
                                                                       --------------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                          $             1,280      $            1,099
   Adjustments  to  reconcile  net  income  to net cash
      provided  by  operating activities:
         Provision for loan losses                                                     60                       90
         Gain on the sale of loans originated for sale                               (187)                     (15)
         Compensation on allocation of ESOP shares                                    137                      100
         Amortization of restricted stock awards                                       51                       68
         Write-down of foreclosed real estate                                           -                        9
         (Gain) loss  on the sale of foreclosed real estate                             1                      (12)
         Gain on the sale of securities available for sale                              -                       (7)
         Unrealized (gain) loss on loans held for sale                                (14)                       4
         Gain on disposal of leasehold improvements                                   (28)                       -
         Deferred income taxes                                                         90                      (29)
         Depreciation and amortization on premises and equipment                      142                      132
         Amortization of deferred loan origination fees                              (123)                     (26)
         Amortization of excess servicing fees, mortgage servicing
           rights and bond premiums and discounts                                      60                       19
         Loans originated for sale                                                (41,236)                  (2,751)
         Proceeds from the sale of loans originated for sale                       39,971                    2,718
         Changes in assets and liabilities:
            Accrued interest receivable                                               (22)                    (164)
            Other assets                                                             (106)                    (152)
            Income taxes payable, current                                             (97)                     150
            Accrued expenses and other liabilities                                    186                      195
                                                                       --------------------    ---------------------
         Net cash provided by operating activities                                    165                    1,428
                                                                       --------------------    ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) decrease  in loans                                 $           16,470      $            (3,948)
     Purchase of certificates of deposit                                           (5,300)                    (100)
     Purchase of securities available for sale                                          -                     (135)
     Purchase of securities held to maturity                                       (2,840)                  (2,500)
     Proceeds from principal repayments of mortgage backed securities                  86                      184
     Proceeds from the maturities of certificates of deposit                        6,000                      200
     Proceeds from the maturities of securities held to maturity                    2,014                      749
     Proceeds from the disposal of leasehold improvements                              75                        -
     Proceeds from the sale of securities available for sale                            -                    2,535
     Proceeds from the sale and redemption of foreclosed real estate                    -                       71
     Investment in foreclosed real estate                                              (2)                     (32)
     Purchase of premises and equipment                                               (41)                     (94)
                                                                       -------------------     ---------------------
         Net cash provided by (used in) investment activities                      16,462                   (3,070)
                                                                       --------------------    ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase (decrease) in deposits                            $            7,074      $            (1,648)
        Net increase (decrease) in advances from borrowers
        for taxes and insurance                                                        85                      (11)
        Proceeds from repayment of loan to ESOP                                        25                        -
        Proceeds from borrowed funds                                                    -                   14,000
        Repayments on borrowed funds                                              (19,500)                 (12,500)
        Purchase of treasury stock                                                 (1,682)                    (921)
       Dividends on common stock                                                     (529)                       -
                                                                       --------------------    ---------------------
         Net cash  (used in) financing activities                                 (14,527)                  (1,080)
                                                                       --------------------    ---------------------
      Net increase (decrease) in cash and cash equivalents                          2,100                   (2,722)

CASH:
   Beginning                                                                        5,971                    8,301
                                                                       --------------------    ---------------------
   Ending                                                              $            8,071      $             5,579
                                                                       ====================    =====================

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                Consolidated Statements of Cash Flow (continued)
                     Six Months Ended June 30, 1998 and 1997
                             (Dollars in Thousands)
                                   (Unaudited

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
     Interest on deposits                                              $             3,429      $             3,227
     Interest on borrowed funds                                                        733                      744
     Income taxes                                                                      778                      668
                                                                       ====================     ====================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
     Transfers from loans to foreclosed real estate                    $                33      $                 -
     Allocation of ESOP shares to participants                                          81                       56
      Net change in unrealized appreciation (depreciation)
      on securities available for sale                                                  71                      126
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


NOTE 2.  REGULATORY CAPITAL

        The following table presents the Bank's regulatory capital amounts and percents at June 30, 1998 and December 31, 1997.

                                                           June 30, 1998                       December 31, 1997
                                                       Amount         Percent                Amount           Percent
              ---------------------------------------------------------------------------------------------------------
                                                                         (Dollars in Thousands)
              Tier 1 (Tangible) Capital:
                   Required                        $    5,605            3.00%           $     5,990             3.00%
                   Actual                              23,803           12.74%                22,790            11.41%
                   Excess                              18,198            9.74%                16,800             8.41%

              Risk-based Capital
                   Required                        $    9,020            8.00%           $     9,417             8.00%
                   Actual                              24,612           21.83%                23,544            20.00%
                   Excess                              15,592           13.83%                14,127            12.00%



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

         The weighted average number of shares of common stock used to compute the basic earnings per share were 1,861,516 and 1,887,774 for the six month periods ended June 30, 1998 and 1997, respectively. The weighted average number of shares of common stock were increased by 54,825 and 28,939 for the six month periods ended June 30, 1998 and 1997, respectively, for the assumed exercise of the employee stock options in computing the diluted per-share data.

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


NOTE 5.  SELECTED FINANCIAL DATA

                                                                                    For the six months ended
                                                                                             June 30,
                                                                                      1998               1997
                                                                             -----------------------------------
Return on assets
   (ratio of net income to average total assets) (1)                                  1.26%               1.09%

Return on equity
   (ratio of net income to average equity) (1)                                        8.58%               7.71%

Equity to assets ratio
   (ratio of average equity to average total assets)                                 14.69%              14.15%

Net interest margin
   (ratio of net interest income to average interest earning assets) (1)              3.43%               3.46%

        (1) Net income and net interest income have been annualized.

                     WELLS FINANCIAL CORP. and SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

General:

         Wells Financial Corp. (Company) was incorporated under the laws of the State of Minnesota in December 1994 for the purpose of owning all of the outstanding stock of Wells Federal Bank, fsb (Bank) issued in the mutual to stock conversion of the Bank. On April 11, 1995, the conversion was completed and $8.4 million of the net proceeds from the sale of the stock was provided to the Bank in exchange for all of the Bank's stock. The consolidated financial statements included herein are for the Company, the Bank and the Bank's wholly owned subsidiaries, Greater Minnesota Mortgage, Inc. and Wells Insurance Agency, Inc.

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

         The Bank has eight full service offices located in Faribault, Martin, Blue Earth, Nicollet, Freeborn and Steele Counties, Minnesota.

Comparison of Financial Condition at June 30, 1998 and December 31, 1997:

         Total assets decreased by $12,759,000, from $201,436,000 at December 31, 1997 to $188,677,000 at June 30, 1998 primarily due to a $16,426,000 decrease in loans receivable, from $182,724,000 at December 31, 1997 to $166,298,000 at June 30, 1998. Due to lower interest rates on residential mortgages, management elected to sell the majority of the residential loans originated during the first half of 1998 to the secondary market. Included in the loans that were originated and sold during the first half of 1998 were loans from the Company's mortgage loan portfolio that were refinanced. This is the primary reason for the decrease in loans receivable.

         In accordance with the Bank's internal classification of assets policy, management evaluates the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan loses. As of June 30, 1998 and December 31, 1997 the balance in the allowance for loan losses and the allowance for loan losses as a percentage of total loans was $812,000 and $763,000 and 0.48% and 0.41% respectively.

         Loans on which the accrual of interest has been discontinued amounted to $197,000 and $237,000 at June 30, 1998 and December 31, 1997, respectively. The effect of nonaccrual loans was not significant to the results of operations. The Company includes all loans considered impaired under FASB Statement No. 114 in nonaccrual loans. The amount of impaired loans was not material at June 30, 1998 and December 31, 1997.

         Activity in the Company's allowance for loan losses for the six months ended June 30, 1998 and 1997 is summarized as follows:

                                         1998                      1997
                               ------------------------------------------------

Balance on January 1,          $            763,292      $            615,372
  Provision for loan losses                  60,000                    90,000
  Charge-offs                               (17,585)                  (39,416)
  Recoveries                                  6,786                    12,323
                               ---------------------    -----------------------
Balance on June 30,            $            812,493      $            678,279
                               =====================    =======================

         Liabilities decreased by $12,112,000, from $171,795,000 at December 31, 1997 to $159,683,000 at June 30, 1998. The decrease in liabilities was primarily the result of a $19,500,000 decrease in borrowed funds being partially offset by a $7,074,000 increase in deposits. Cash obtained from the increase in deposits and from the sale of loans that were refinanced during the first half of 1998 to the secondary market was used to reduce borrowed funds.

         Equity decreased by $647,000 from $29,641,000 at December 31, 1997 to $28,994,000 at June 30, 1998. This change in equity is primarily due to net income of $1,280,000 for the six months ended June 30, 1998 being offset by the purchase of 80,500 shares of treasury stock at a total cost of $1,682,000. Also affecting equity were payments on February 13, 1998 and May 11, 1998 of $235,000 and $293,904, or $0.12 and $0.15 per share, respectively, in cash dividends. On July 15, 1998, the Board of Directors of the Company declared a $0.15 per share cash dividend to be paid on August 13, 1998 to the stockholders of record on July 31, 1998. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

Comparison of Operating Results for the Three and Six Month Periods Ended June 30, 1998 and June 30, 1997.

         Net Income. Net income increased by $83,000 and $181,000 for the three and six month periods ended June 30, 1998, respectively, when compared to the same periods in 1997 primarily due to increases in noninterest income of $314,000 and $597,000 for the three and six month periods ended June 30, 1998, respectively, when compared to the same periods in 1997. These increases were partially offset by increases in noninterest expense of $202,000 and $382,000 for the three and six month periods ended June 30, 1998, respectively, when compared to the same periods in 1997.

         Interest Income. Interest income from the loan portfolio decreased by $129,000 for the three month period ended June 30, 1998 and increased by $14,000 for the six month period ended June 30, 1998 when compared to the same periods in 1997. Interest income from investments in securities, certificates of deposit and interest earned on interest bearing cash accounts increased by $118,000 and $161,000 for the three and six month periods ended June 30, 1998 when compared to the same periods in 1997. The decrease in interest income from the loan portfolio for the second quarter of 1998 when compared to the second quarter of 1997 was primarily the result of a decrease in the average amount of the loan portfolio during the second quarter of 1998 when compared to the same period in 1997. Due to lower interest rates on residential mortgages, management elected to sell the majority of the residential loans originated during the first half of 1998 to the secondary market. Included in the loans originated and sold during the first half of 1998 were loans from the Company's mortgage loan portfolio that were refinanced. This is the primary reason for the decrease in the average amount of the loan portfolio. The increase in interest income from investment securities, certificates of deposit and other interest bearing deposits was primarily the result of increases in the average amounts of these investments during the first and second quarters of 1998 when compared to the same periods in 1997.

         Interest Expense. Interest expense on deposits increased by $115,000 and $208,000 for the three and six month periods ended June 30, 1998, respectively, when compared to the same periods in 1997. The increase in interest expense on deposits was primarily the result of increases in the average amounts of deposits during the first half of 1998 when compared to the first half of 1997. Interest expense on borrowed funds decreased by $108,000 and $50,000 for the three and six month periods ended June 30, 1998, respectively, when compared to the three and six month periods ended June 30, 1997. As described above, cash obtained from the sale of loans that were refinanced during the first half of 1998 to the secondary market was used to reduce borrowed funds during the second quarter of 1998 which resulted in a decrease in the average amounts of borrowed funds during the second quarter of 1998 when compared to the second quarter of 1997.

         Net Interest income. Net interest income decreased by $18,000 for the quarter ended June 30, 1998 and increased by $17,000 for the six month period ended June 30, 1998 when compared to the same periods in 1997 due to the changes in interest income and interest expense described above.

         Provision for loan losses. The provision for loan losses decreased by $15,000 and $30,000 for the three and six month periods ended June 30, 1998, respectively, when compared to the same periods in 1997. Management evaluates the quality of the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan loss. Based on these continuing reviews, management decreased the monthly provision for loan loss beginning in January of 1998. While the Company maintains its allowance for loan losses at a level that is considered to be adequate to provide for potential losses, there can be no assurance that further additions will not be made to the loss allowance and that losses will not exceed estimated amounts.

         Noninterest Income. Noninterest income increased by $314,000 and $597,000 for the three and six month periods ended June 30, 1998 when compared to the same periods in 1997. The increases in noninterest income were primarily due to increases in loan origination and commitment fees of $168,000 and $385,000 for the three and six month periods ended June 30, 1998, respectively, and the gain on sale of loans originated for sale of $99,000 and $172,000 for the three and six months ended June 30, 1998, respectively, when compared to the same periods in 1997. These increases resulted from a greater amount of loans originated and sold to the secondary market during the first six months of 1998 when compared to the first six months of 1997.

         Noninterest Expense. Noninterest expense increased by $202,000 for the quarter ended June 30, 1998 and increased by $382,000 for the six months ended June 30, 1998 when compared to the same periods in 1997 primarily due to increases in compensation and benefits and occupancy and equipment. Late in the second quarter of 1997, the Company converted its loan origination office in Owatonna, Minnesota to a full service banking facility by employing additional staff and moving to a larger facility which resulted in increased compensation and benefits and occupancy and equipment. Also affecting compensation and benefits were annual compensation increases and an increase in the Employee Stock Ownership Plan expense that resulted from the appreciation of the Company's stock. Other noninterest expense increased by $64,000 and $84,000 for the three and six month periods ended June 30, 1998, respectively, when compared to the same periods in 1997 primarily due to an increase in expenses associated with the origination of loans, and an increase in the amortization of mortgage servicing rights. The increase in the expense associated with the origination of loans was $20,000 and $32,000 for the three and six month periods ended June 30, 1998, respectively, when compared to the same periods in 1997. The increase in the amortization of mortgage servicing rights was $23,000 and $38,000 for the three and six months ended June 30, 1998, respectively, when compared to the same periods in 1997.

         Income Tax Expense. Income tax expense increased by $26,000 and $81,000 for the three and six month periods ended June 30, 1998 when compared to the same periods in 1997. This increase was the result of an increase in income before income taxes for the three and six month periods ended June 30, 1998 when compared to the same periods in 1997.

         Non-performing Assets. The following table sets forth the amounts and categories of non-performing assets at June 30, 1998 and December 31, 1997.

                                                                     June 30, 1998       December 31, 1997
                                                                -------------------------------------------------
                                                                             (Dollars in Thousands)
Non-accruing loans
    One to four family real estate                              $                184     $                   219
    Consumer                                                                      14                          18
                                                                ---------------------    ------------------------
Total                                                           $                198     $                   237
                                                                ---------------------    ------------------------

Accruing loans which are contractually
past due 90 days or more
    One to four family real estate                              $                258     $                   201
    Consumer                                                                       -                           -
                                                                ---------------------    ------------------------
Total                                                           $                258     $                   201
                                                                ---------------------    ------------------------
Total non-accrual and accruing loans
past due 90 days or more                                        $                456     $                   438
                                                                =====================    ========================

Repossessed and non-performing assets
   Repossessed property                                         $                 69     $                    35
   Other non-performing assets                                                     -                           -
                                                                ---------------------    ------------------------
Total repossessed and non-performing assets                     $                 69     $                    35
                                                                ---------------------    ------------------------
Total non-performing assets                                     $                525     $                   473
                                                                =====================    ========================
Total non-accrual and accruing loans
past due 90 days or more to net loans                                           0.27%                       0.24%
                                                                =====================    ========================
Total non-accrual and accruing loans
past due 90 days or more to total assets                                        0.24%                       0.22%
                                                                =====================    ========================

Total nonperforming assets to total assets                                      0.28%                       0.23%
                                                                =====================    ========================

         Financial Standards Board Statement No. 114, Accounting by Creditors for Impairment of a Loan, and Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, requires that impaired loans within the scope of these Statements be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate; or as a practical expedient, either at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. At June 30, 1998 and December 31, 1997, the value of loans that would be classified as impaired under these Statements is considered to be immaterial.

Liquidity and Capital Resources:

          Wells Federal is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of US Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At June 30, 1998, the Bank's liquidity, as measured for regulatory purposes, was 11.34%. The Bank adjusts liquidity as appropriate to meet its asset/liability objectives.

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

         In 1996, the Company approved stock buy back programs in which up to 317,188 shares of the common stock of the Company may be acquired. As of June 30, 1998, the Company has purchased 270,875 shares under these programs which leaves 46,313 shares remaining that may be purchased under these programs.

         The Company paid a cash dividend of $0.12 per share on February 13, 1998 and $0.15 per share on April 15, 1998. The Company declared a cash dividend of $0.15 per share payable on August 13, 1998 to stockholders of record on July 31, 1998. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

         Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) to meet prescribed regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. At June 30, 1998, the Bank met all current capital requirements.

         The Office of Thrift Supervision (OTS) has adopted a core capital requirement for savings institutions comparable to the requirement for national banks. The OTS core capital requirement is 3% of adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 12.74% at June 30, 1998.

         Pursuant to FDICIA, the federal banking agencies, including the OTS, have also proposed regulations authorizing the agencies to require a depository institution to maintain additional total capital to account for concentration of credit risk and the risk of non-traditional activities. No assurance can be given as to the final form of any such regulation or its effect on the Bank.

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

                     WELLS FINANCIAL CORP. and SUBSIDIARIES
                                  June 30, 1998

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

               None

Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

               None

Item 5.        Other information
               -----------------

               Mr. Randel I. Bichler was appointed to the Board of Directors on May 20, 1998 to fill the vacancy that was created by the death of Joseph R. Gadola. Mr. Bichler is engaged in the general practice of law in Wells, Minnesota. Mr. Bichler retired from the United States Army Reserve in August of 1997 as a Lieutenant Colonel. Mr. Bichler's term will expire in April of 1999.

               The Board of Directors of the Company also appointed David Buesing as a Director on May 20, 1998. Mr. Buesing is president and general manager of Wells Concrete Products Co. Mr. Buesing is a registered professional engineer in Minnesota, North Dakota and Kansas. Mr. Buesing has served as director of the Prestressed Concrete Institute and the Associated General Contractors of Minnesota and is currently president of the Minnesota Prestressed Association. Mr. Buesing's term will expire in April of 2001.


Item 6.        Exhibits and Reports of Form 8-K
               --------------------------------

               a.  Exhibits:

                       27 - Financial data schedule

               b. No reports on Form 8-K were filed

         --------------------------------------------------------------

No other information is required to be filed under Part II of the form

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



WELLS FINANCIAL CORP.



By:  /s/ Lawrence H. Kruse                                    Date:  August 7, 1998
     ------------------------------------------------------          --------------
     Lawrence H. Kruse
     President and Chief Executive Officer


By:  /s/ James D. Moll                                        Date:  August 7, 1998
     ------------------------------------------------------          --------------
     James D. Moll
     Treasurer and Principal Financial & Accounting Officer
