Form 10QSB
period 1998-09-30
WELLS FINANCIAL CORP
filed 1998-11-13
CIK 934739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended              September  30, 1998
                                                     -------------------

or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to ___________________

                         Commission File Number 0-25342
                                                -------

                              Wells Financial Corp.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

                Minnesota                                      41-1799504
---------------------------------------------               -------------------
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

The number of share outstanding of each of the issuer's classes of common stock as of October 30, 1998:

                           Class                        Outstanding
                           -----                        -----------
         $.10 par value per share, common stock       1,652,160 Shares

================================================================================
                      WELLS FINANCIAL CORP. and SUBSIDIARY
                                [OBJECT OMITTED]


                                   FORM 10-QSB
                                      INDEX


         PART I - FINANCIAL INFORMATION:                                    Page
         -------------------------------                                    ----

         Item 1.  Consolidated Financial Statements (Unaudited)
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

         Signatures
================================================================================

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Financial Condition
                    September 30, 1998 and December 31, 1997
                             (Dollars in Thousands)
                                   (Unaudited)

ASSETS
                                                                    1998         1997
                                                                  ---------    ---------
Cash, including interest-bearing accounts
     9/30/98 $9,436; 12/31/97 $4,838                              $  10,430    $   5,971
Certificates of deposit                                               1,150        1,850
Securities available for sale, at fair value                          2,608        2,640
Securities held to maturity (approximate market value $3,152 at
September 30, 1998 and $3,201 at December 31, 1997)                   3,141        3,198
Mortgage-backed securities available for sale                          --             86
Loans held for sale                                                   2,788        2,012
Loans receivable, net                                               162,447      182,724
Accrued interest receivable                                           1,164        1,106
Foreclosed real estate                                                   69           35
Premises and equipment                                                1,283        1,425
Other assets                                                            811          389
                                                                  ---------    ---------
            TOTAL ASSETS                                          $ 185,891    $ 201,436
                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS'  EQUITY

LIABILITIES
   Deposits                                                       $ 152,655    $ 145,378
   Borrowed funds                                                     5,000       24,500
   Advances from borrowers for taxes and insurance                    1,764        1,080
   Income taxes:
      Current                                                           115          111
      Deferred                                                          652          474
   Accrued interest payable                                             342          139
   Accrued expenses and other liabilities                               174          113
                                                                  ---------    ---------
            TOTAL LIABILITIES                                       160,702      171,795
                                                                  ---------    ---------

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 500,000 shares
      authorized; none outstanding                                     --           --
   Common stock, $.10 par value; authorized 7,000,000
      shares; issued 2,187,500 shares                                   219          219
   Additional paid in capital                                        16,812       16,694
   Retained earnings, substantially restricted                       16,803       15,736
   Accumulated other comprehensive income, unrealized
       appreciation on securities available for sale, net               690          584
   Unearned ESOP shares                                                (633)        (757)
   Unearned compensation restricted stock awards                        (81)        (151)
   Treasury stock, at cost                                           (8,621)      (2,684)
                                                                  ---------    ---------
            TOTAL STOCKHOLDERS' EQUITY                               25,189       29,641
                                                                  ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 185,891    $ 201,436
                                                                  =========    =========

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                         Three Months Ended       Nine Months Ended
                                                           September 30,            September 30,
                                                        ---------------------   ---------------------
                                                           1998        1997        1998        1997
                                                        ---------   ---------   ---------   ---------
Interest and dividend income Loans receivable:
      First mortgage loans                                  2,741       3,064       8,594       9,046
      Consumer and other loans                                662         637       1,963       1,795
   Investment securities and other
       interest bearing deposits                              189         161         783         594
                                                        ---------   ---------   ---------   ---------
                    Total interest income                   3,592       3,862      11,340      11,435
                                                        ---------   ---------   ---------   ---------
Interest Expense
   Deposits                                                 1,884       1,777       5,495       5,180
   Borrowed funds                                              68         396         771       1,149
                                                        ---------   ---------   ---------   ---------
                     Total interest expense                 1,952       2,173       6,266       6,329
                                                        ---------   ---------   ---------   ---------
                      Net interest income                   1,640       1,689       5,074       5,106
Provision for loan losses                                      30          45          90         135
                                                        ---------   ---------   ---------   ---------
     Net interest income after provision for
           loan losses                                      1,610       1,644       4,984       4,971
                                                        ---------   ---------   ---------   ---------
Noninterest income
   Gain  on sale of loans originated for sale                  90          22         277          37
   Gain on sale of securities available for sale               --           2          --           9
   Loan origination and commitment fees                       171          53         625         122
   Loan servicing fees                                         71          49         188         148
   Insurance commissions                                       92          88         245         230
   Fees and service charges                                    92          81         254         213
   Other                                                        5           7          16          30
                                                        ---------   ---------   ---------   ---------
                       Total noninterest income               521         302       1,605         789
                                                        ---------   ---------   ---------   ---------
Noninterest expense
   Compensation and benefits                                  600         501       1,801       1,497
   Occupancy and equipment                                    190         172         566         480
   SAIF deposit insurance premium                              23          23          69          71
   Data processing                                             66          59         207         182
   Advertising                                                 48          43         135         121
   Other                                                      218         194         671         563
                                                        ---------   ---------   ---------   ---------
                  Total noninterest expense                 1,145         992       3,449       2,914
                                                        ---------   ---------   ---------   ---------
                   Income  before taxes                       986         954       3,140       2,846
Income tax expense                                            410         399       1,284       1,192
                                                        ---------   ---------   ---------   ---------
                   Net Income                                 576         555       1,856       1,654
                                                        =========   =========   =========   =========
Earnings  per share
      Basic earnings per share                          $    0.34   $    0.30   $    1.03   $    0.88
                                                        =========   =========   =========   =========
      Diluted earnings per  share                       $    0.33   $    0.29   $    1.00   $    0.87
                                                        =========   =========   =========   =========

Weighted average number of common shares outstanding:
           Basic                                        1,706,993   1,869,430   1,805,235   1,877,086
                                                        =========   =========   =========   =========
           Diluted                                      1,758,048   1,909,101   1,858,833   1,909,914
                                                        =========   =========   =========   =========

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                             (Dollars in Thousands)
                                   (Unaudited)

                                   Three Months Ended    Nine Months Ended
                                     September 30,        September 30,
                                   ------------------    ------------------
                                    1998       1997       1998       1997
                                   -------    -------    -------    -------
Net Income                         $   576    $   555    $ 1,856    $ 1,654
Other comprehensive income:
   Unrealized appreciation  on
   securities available for sale        59         17        180        232
    Income tax expense                 (24)        (7)       (74)       (96)
                                   -------    -------    -------    -------
Comprehensive income               $   611    $   565    $ 1,962    $ 1,790
                                   =======    =======    =======    =======




                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                  For the Nine Months Ended September 30, 1998
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                    Unearned
                                                                                    Employee      Unearned
                                                                    Accumulated       Stock     Compensation                 Total
                                          Additional                   Other        Ownership    Restricted                  Stock-
                                 Common     Paid-In   Retained     Comprehensive   Plan shares      Stock       Treasury    holders'
                                 Stock      Capital    Earnings       Income                       Awards         Stock     Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997      $  219    $ 16,694   $ 15,736        $      584    $   (757)     $     (151)  $  (2,684)    $29,641

Net income for the nine months
   ended  September 30, 1998         -           -      1,856                 -
                                                                                          -               -           -       1,856

Net change in unrealized
   appreciation  on securities
   available for sale, net of
   related deferred taxes            -           -          -               106
                                                                                          -               -           -         106

Treasury stock purchases                                                                                         (5,937)     (5,937)

Amortization of unearned
   compensation                      -           -          -                 -
                                                                                          -              70           -          70

 Dividends on common stock           -           -       (789)                -           -               -           -        (789)

Allocated employee stock
   ownership plan shares             -                      -                 -                                                 242
                                               118                                      124               -           -
                               -----------------------------------------------------------------------------------------------------

Balance September 30, 1998      $  219    $ 16,812   $ 16,803        $      690    $   (633)     $      (81)  $  (8,621)    $25,189
                               =====================================================================================================



                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                      Consolidated Statements of Cash Flow
                  Nine Months Ended September 30, 1998 and 1997
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                          1998        1997
                                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                           $  1,856    $  1,654
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                                            90         135
         Gain on the sale of loans originated for sale                      (277)        (37)
         Compensation on allocation of ESOP shares                           242         157
         Amortization of restricted stock awards                              70         102
         Write-down of foreclosed real estate                                  1           2
         Gain on the sale of foreclosed real estate                           --         (10)
         Gain on the sale of securities available for sale                    --          (9)
         Unrealized gain on loans held for sale                              (14)        (11)
         Gain on disposal of leasehold improvements                          (28)         --
         Deferred income taxes                                               104         (46)
         Depreciation and amortization on premises and equipment             207         200
         Amortization of deferred loan origination fees                     (176)        (99)
         Amortization of excess servicing fees, mortgage servicing
            rights and bond premiums and discounts                            96          30
         Loans originated for sale                                       (57,194)     (7,920)
         Proceeds from the sale of loans originated for sale              56,260       6,963
         Changes in assets and liabilities:
            Accrued interest receivable                                      (58)       (147)
            Other assets                                                     (80)        (30)
            Income taxes payable, current                                      4         114
            Accrued expenses and other liabilities                           265         316
                                                                        --------    --------
         Net cash provided by operating activities                         1,368       1,364
                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) decrease  in loans                                  $ 20,344    $ (6,197)
     Purchase of certificates of deposit                                  (5,300)       (100)
     Purchase of securities available for sale                                --        (171)
     Purchase of securities held to maturity                              (2,840)     (3,298)
     Proceeds from principal repayments of mortgage backed securities         86         253
     Proceeds from the maturities of certificates of deposit               6,000         200
     Proceeds from the maturities of securities held to maturity           2,893       2,999
     Proceeds from the sale of securities available for sale                 212       2,535
     Proceeds from the disposal of leasehold improvements                     75          --
     Proceeds from the sale and redemption of foreclosed real estate          --         103
     Investment in foreclosed real estate                                     (2)        (32)
     Purchase of premises and equipment                                     (112)       (111)
                                                                        --------    --------

         Net cash provided by (used in) investment activities             21,356      (3,819)
                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase (decrease) in deposits                             $  7,277    $   (855)
        Net increase in advances from borrowers
        for taxes and insurance                                              684         398
        Proceeds from borrowed funds                                          --      15,000
        Repayments on borrowed funds                                     (19,500)    (12,500)
        Purchase of treasury stock                                        (5,937)       (921)
       Dividends on common stock                                            (789)       (222)
                                                                        --------    --------
         Net cash  provided by (used in) financing activities            (18,265)        900
                                                                        --------    --------
      Net increase (decrease) in cash and cash equivalents                 4,459      (1,555)

CASH:
   Beginning                                                               5,971       8,301
                                                                        --------    --------
   Ending                                                               $ 10,430    $  6,746
                                                                        ========    ========

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                Consolidated Statements of Cash Flow (continued)
                  Nine Months Ended September 30, 1998 and 1997
                             (Dollars in Thousands)
                                   (Unaudited


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
     Interest on deposits                                  $5,262   $5,050
     Interest on borrowed funds                               801    1,138
     Income taxes                                           1,176    1,108
                                                           ======   ======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
     Transfers from loans to foreclosed real estate        $   33   $   27
     Allocation of ESOP shares to participants                124       97
     Net change in unrealized appreciation on securities
     available for sale                                       106      136
                                                           ======   ======

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


NOTE 2.  REGULATORY CAPITAL

         The following table presents the Bank's regulatory capital amounts and percents at September 30, 1998 and December 31, 1997.

                                September 30, 1998      December 31, 1997
                                 Amount   Percent        Amount    Percent
     -----------------------------------------------------------------------
                                          (Dollars in Thousands)
     Tier 1 (Core) Capital:
          Required             $  5,516      3.00%    $    5,990      3.00%
          Actual                 22,387     12.18%        22,790     11.41%
          Excess                 16,871      9.18%        16,800      8.41%

     Risk-based Capital
          Required             $  9,038      8.00%    $    9,417      8.00%
          Actual                 23,225     20.56%        23,544     20.00%
          Excess                 14,187     12.56%        14,127     12.00%

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

         The weighted average number of shares of common stock used to compute the basic earnings per share were 1,805,235 and 1,877,086 for the nine month periods ended September 30, 1998 and 1997, respectively. The weighted average number of shares of common stock were increased by 53,598 and 32,828 for the nine month periods ended September 30, 1998 and 1997, respectively, for the assumed exercise of the employee stock options in computing the diluted per-share data.

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


NOTE 5.  SELECTED FINANCIAL DATA

                                                                           For the nine months ended
                                                                                  September 30,
                                                                                 1998       1997
                                                                               -------     -------
Return on assets
   (ratio of net income to average total assets) (1)                             1.25%      1.09%

Return on equity
   (ratio of net income to average equity) (1)                                   8.62%      7.70%

Equity to assets ratio
   (ratio of average equity to average total assets)                            14.47%     14.16%

Net interest margin
   (ratio of net interest income to average interest earning assets) (1)         3.48%      3.44%

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

         The Bank has eight full service offices located in Faribault, Martin, Blue Earth, Nicollet, Freeborn and Steele Counties, Minnesota.

Comparison of Financial Condition at September 30, 1998 and December 31, 1997:

         Total assets decreased by $15,545,000, from $201,436,000 at December 31, 1997 to $185,891,000 at September 30, 1998 primarily due to a $20,277,000 decrease in loans receivable, from $182,724,000 at December 31, 1997 to $162,447,000 at September 30, 1998. Due to lower interest rates on residential mortgages, management elected to sell the majority of the residential loans originated during the first nine months of 1998 to the secondary market. Included in the loans that were originated and sold during the first nine months of 1998 were loans from the Company's mortgage loan portfolio that were refinanced. This is the primary reason for the decrease in loans receivable.

         In accordance with the Bank's internal classification of assets policy, management evaluates the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan losses. As of September 30, 1998 and December 31, 1997 the balances in the allowance for loan losses and the allowance for loan losses as a percentage of total loans were $841,000 and $763,000 and 0.51% and 0.41% respectively.

         Loans on which the accrual of interest has been discontinued amounted to $84,000 and $237,000 at September 30, 1998 and December 31, 1997,
respectively. The effect of nonaccrual loans was not significant to the results of operations. The Company includes all loans considered impaired under FASB Statement No. 114 in nonaccrual loans. The amount of impaired loans was not material at September 30, 1998 and December 31, 1997.

         Activity in the Company's allowance for loan losses for the nine months ended September 30, 1998 and 1997 is summarized as follows:

                                           1998         1997
                                         ---------    ---------

           Balance on January 1,         $ 763,292    $ 615,372
             Provision for loan losses      90,000      135,000
             Charge-offs                   (23,047)     (48,705)
             Recoveries                     10,886       31,022
                                         ---------    ---------
           Balance on September 30,      $ 841,131    $ 732,689
                                         =========    =========

         Liabilities decreased by $11,093,000, from $171,795,000 at December 31, 1997 to $160,702,000 at September 30, 1998. The decrease in liabilities was primarily the result of a $19,500,000 decrease in borrowed funds being partially offset by a $7,277,000 increase in deposits. Cash obtained from the increase in deposits and from the sale of loans that were refinanced during the first nine months of 1998 to the secondary market was used to reduce borrowed funds.

         Equity decreased by $4,452,000 from $29,641,000 at December 31, 1997 to $25,189,000 at September 30, 1998. This change in equity is primarily due to net income of $1,856,000 for the nine months ended September 30, 1998 being offset by the purchase of 307,200 shares of treasury stock at a total cost of $5,937,000. Also affecting equity were payments on February 13, 1998, May 11, 1998 and August 13, 1998 of $235,000, $287,904 and $266,096, or $0.12, $0.15 and
$0.15 per share, respectively, in cash dividends. On October 21, 1998, the Board of Directors of the Company declared a $0.15 per share cash dividend to be paid on November 13, 1998 to the stockholders of record on October 30, 1998. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

Comparison of Operating Results for the Three and Nine Month Periods Ended September 30, 1998 and September 30, 1997.

         Net Income. Net income increased by $21,000 and $202,000 for the three and nine month periods ended September 30, 1998, respectively, when compared to the same periods in 1997 primarily due to increases in noninterest income of $219,000 and $816,000 for the three and nine month periods ended September 30, 1998, respectively, when compared to the same periods in 1997. These increases were partially offset by increases in noninterest expense of $153,000 and $535,000 for the three and nine month periods ended September 30, 1998, respectively, when compared to the same periods in 1997.

         Interest Income. Interest income from the loan portfolio decreased by $298,000 and $284,000 for the three and nine month periods ended September 30, 1998, respectively, when compared to the same periods in 1997. Interest income from investments in securities, certificates of deposit and interest earned on interest bearing cash accounts increased by $28,000 and $189,000 for the three and nine month periods ended September 30, 1998 when compared to the same periods in 1997. The decrease in interest income from the loan portfolio for the three and nine month periods ended September 30,1998 when compared to the same periods in 1997 was primarily the result of a decrease in the average amount of the loan portfolio during the first three quarters of 1998 when compared to the same period in 1997. Due to lower interest rates on residential mortgages, management elected to sell the majority of the residential loans originated during the first nine months of 1998 to the secondary market. Included in the loans originated and sold during the first nine months of 1998 were loans from the Company's mortgage loan portfolio that were refinanced. This is the primary reason for the decrease in the average amount of the loan portfolio. The increase in interest income from investment securities, certificates of deposit and other interest bearing deposits was primarily the result of increases in the average amounts of these investments during the first three quarters of 1998 when compared to the same period in 1997.

         Interest Expense. Interest expense on deposits increased by $107,000 and $315,000 for the three and nine month periods ended September 30, 1998, respectively, when compared to the same periods in 1997. The increase in interest expense on deposits was primarily the result of increases in the average amounts of deposits during the first nine months of 1998 when compared to the first nine months of 1997. Interest expense on borrowed funds decreased by $328,000 and $378,000 for the three and nine month periods ended September 30, 1998, respectively, when compared to the three and nine month periods ended September 30, 1997. As described above, cash obtained from the sale of loans that were refinanced during the first three quarters of 1998 to the secondary market was used to reduce borrowed funds which resulted in a decrease in the average amounts of borrowed funds during the nine months ended September 30, 1998 when compared to the nine months ended September 30, 1997.

         Net Interest income. Net interest income decreased by $49,000 for the quarter ended September 30, 1998 and decreased by $32,000 for the nine month period ended September 30, 1998 when compared to the same periods in 1997 due to the changes in interest income and interest expense described above.

         Provision for loan losses. The provision for loan losses decreased by $15,000 and $45,000 for the three and nine month periods ended September 30, 1998, respectively, when compared to the same periods in 1997. Management evaluates the quality of the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan loss. Based on these continuing reviews, management decreased the monthly provision for loan loss beginning in January of 1998. While the Company maintains its allowance for loan losses at a level that is considered to be adequate to provide for potential losses, there can be no assurance that further additions will not be made to the loss allowance and that losses will not exceed estimated amounts.

         Noninterest Income. Noninterest income increased by $219,000 and $816,000 for the three and nine month periods ended September 30, 1998 when compared to the same periods in 1997. The increases in noninterest income were primarily due to increases in loan origination and commitment fees of $118,000 and $503,000 for the three and nine month periods ended September 30, 1998, respectively, and the gain on sale of loans originated for sale of $68,000 and $240,000 for the three and nine months ended September 30, 1998, respectively, when compared to the same periods in 1997. These increases resulted from a greater amount of loans originated and sold to the secondary market during the first nine months of 1998 when compared to the first nine months of 1997. Also affecting noninterest income were increases in loan servicing fees of $22,000 and $40,000 for the three and nine month periods ended September 30, 1998, respectively, when compared to the same periods during 1997. At September 30, 1998, loans serviced for others by the Company exceeded $116,600,000, a 54% increase over loans serviced for others at December 31, 1997.

         Noninterest Expense. Noninterest expense increased by $153,000 for the quarter ended September 30, 1998 and increased by $535,000 for the nine months ended September 30, 1998 when compared to the same periods in 1997 primarily due to increases in compensation and benefits and occupancy and equipment. Late in the second quarter of 1997, the Company converted its loan origination office in Owatonna, Minnesota to a full service banking facility by employing additional staff and moving to a larger facility which resulted in increased compensation and benefits and occupancy and equipment. Also affecting compensation and benefits were annual compensation increases and an increase in the Employee Stock Ownership Plan expense that resulted from the appreciation of the Company's stock. Other noninterest expense increased by $24,000 and $108,000 for the three and nine month periods ended September 30, 1998, respectively, when compared to the same periods in 1997 primarily due to an increase in the amortization of mortgage servicing rights. The increase in the amortization of mortgage servicing rights was $26,000 and $63,000 for the three and nine months ended September 30, 1998, respectively, when compared to the same periods in 1997.

         Income Tax Expense. Income tax expense increased by $11,000 and $92,000 for the three and nine month periods ended September 30, 1998 when compared to the same periods in 1997. This increase was the result of an increase in income before income taxes for the three and nine month periods ended September 30, 1998 when compared to the same periods in 1997.

         Non-performing Assets. The following table sets forth the amounts and categories of non-performing assets at September 30, 1998 and December 31, 1997.

                                           September 30, 1998  December 31, 1997
                                           -------------------------------------
                                                    (Dollars in Thousands)
Non-accruing loans
    One to four family real estate                  $ 24                 $219
    Consumer                                          60                   18
                                                    ----                 ----
Total                                               $ 84                 $237
                                                    ----                 ----

Accruing loans which are contractually
past due 90 days or more
    One to four family real estate                  $224                 $201
     Consumer                                          1                   --
                                                    ----                 ----
Total                                               $225                 $201
                                                    ----                 ----


Total non-accrual and accruing loans
past due 90 days or more                            $309                 $438
                                                    ====                 ====

Repossessed and non-performing assets
   Repossessed property                             $ 69                 $ 35
   Other non-performing assets                        --                   --
                                                    ----                 ----
Total repossessed and non-performing assets         $ 69                 $ 35
                                                    ----                 ----

Total non-performing assets                         $378                 $473
                                                    ====                 ====

Total non-accrual and accruing loans
past due 90 days or more to net loans               0.19%                0.24%
                                                    ====                 ====

Total non-accrual and accruing loans
past due 90 days or more to total assets            0.17%                0.22%
                                                    ====                 ====

Total nonperforming assets to total assets          0.20%                0.23%
                                                    ====                 ====

         Financial Standards Board Statement No. 114, Accounting by Creditors for Impairment of a Loan, and Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, requires that impaired loans within the scope of these Statements be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate; or as a practical expedient, either at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. At September 30, 1998 and December 31, 1997, the value of loans that would be classified as impaired under these Statements is considered to be immaterial.

Liquidity and Capital Resources:

         The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of US Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At September 30, 1998, the Bank's liquidity, as measured for regulatory purposes, was 8.01%. The Bank adjusts liquidity as appropriate to meet its asset/liability objectives.

         The Bank's primary sources of funds are deposits, borrowed funds, amortization and prepayment of loans, maturities of investment securities and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, deposit flows and loan prepayments are significantly influenced by general interest rates, economic conditions and competition. If needed, the Bank's source of funds can be supplemented by wholesale funds obtained through additional advances from the Federal Home Loan Bank system. The Bank invests excess funds in overnight deposits, which not only serve as liquidity, but also earn interest income until funds are needed to meet required loan funding.

         In 1996 and 1998, the Company approved stock buy back programs in which up to 535,340 shares of the common stock of the Company could be acquired. These stock buy back programs were completed during the third quarter of 1998.

         The Company paid a cash dividend of $0.12 per share on February 13, 1998 and $0.15 per share on April 15, 1998 and August 13, 1998. The Company declared a cash dividend of $0.15 per share payable on November 13, 1998 to stockholders of record on October 30, 1998. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

         Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) to meet prescribed regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. At September 30, 1998, the Bank met all current capital requirements.

         The Office of Thrift Supervision (OTS) has adopted a core capital requirement for savings institutions comparable to the requirement for national banks. The OTS core capital requirement is 3% of adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 12.18% at September 30, 1998.

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

         The Company is  utilizing  both  internal  and  external  resources  to identify, correct or reprogram, and test the systems for the year 2000 compliance. The Company has identified the software and hardware that requires testing for year 2000 compliance and has established procedures and a time line for testing the software and hardware. Confirmations have been received from the Company's primary processing vendors that plans are being developed to address processing of transactions in the year 2000. The Company began testing its hardware during the first quarter of 1998 and testing of the software that is provided by the Company's primary processing vendors began in September 1998. Progress reports on the year 2000 action plan are produced monthly by management and reviewed by the Board of Directors. Based on the Company's review of its computer system, management believes the cost to upgrade and test its computer system to be Year 2000 compliant will be approximately $115,000.

                     WELLS FINANCIAL CORP. and SUBSIDIARIES
                               September 30, 1998

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


--------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



WELLS FINANCIAL CORP.




By:  /s/ Lawrence H. Kruse                             Date:    November 9, 1998
     ---------------------------------------                    ----------------
       Lawrence H. Kruse
       President and Chief Executive Officer


By:  /s/ James D. Moll                                 Date:    November 9, 1998
     ---------------------------------------                    ----------------
       James D. Moll
       Treasurer and Principal Financial & Accounting Officer