Form 10KSB
period 1998-12-31
WELLS FINANCIAL CORP
filed 1999-03-23
CIK 934739

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                 December 31, 1998
                          ------------------------------------------------------
                                     - OR -

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                    to
                               ------------------    ---------------------
Commission file number:   0-25342
                       -----------
                              Wells Financial Corp.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

                Minnesota                                    48-1799504
---------------------------------------                -------------------------
       (State or other jurisdiction of                   (I.R.S. employer
      of incorporation or organization)                  identification no.)

    53 First Street, S.W., Wells, Minnesota                      56097
    ---------------------------------------                      -----
   (Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code:      (507) 553-3151
                                                   ----------------------------
Securities registered pursuant to Section 12(b) of the Act:         None
                                                           --------------------
Securities registered pursuant to Section 12(g) of the Act:
                                                           --------------------

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of class)

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                        ---      ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Registrant's revenues for the year ended December 31, 1998 were $17.3 million.

         Registrant's voting stock trades on the Nasdaq National Market under the symbol "WEFC." The aggregate market value of the voting stock held by non-affiliates of registrant, based upon the closing price of such stock as of March 5, 1999 ($16.00 per share), was $23.2 million.

         As of March 8, 1999, registrant had 1,652,160 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Part II -- Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998.

2. Part III -- Portions of Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders.

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

Item 1. Business
----------------

General

         Wells Financial Corp. ("Registrant" or the "Company") is a unitary savings and loan holding company that was incorporated in December 1994 under the laws of the State of Minnesota for the purpose of acquiring all of the issued and outstanding common stock of Wells Federal Bank, fsb (the "Bank"). This acquisition occurred in April 1995 at the time the Bank simultaneously converted from a mutual to a stock institution, and sold all of its outstanding capital stock to the Company and the

Company made its initial public offering of common stock (the "Conversion"). As of December 31, 1998, the Company had total assets of $191.9 million, total deposits of $158.4 million, and stockholders' equity of $25.9 million or 13.5% of total assets under generally accepted accounting principles ("GAAP"). The only subsidiary of the Company is the Bank.

         The primary activity of the Company is directing and planning the activities of the Bank, the Company's primary asset. At December 31, 1998, the remainder of the assets of the Company were maintained in the form of a loan to an employee stock ownership plan ("ESOP") that was established for the benefit of the Bank's employees, deposits in interest bearing accounts with other financial institutions and selected investments. The Company engages in no other significant activities. As a result, references to the Company or Registrant generally refer to the Bank, unless the context otherwise indicates. In the discussion of regulation, except for the discussion of the regulation of the Company, all regulations apply to the Bank rather than the Company.

         The Bank is a federally chartered stock savings bank headquartered in Wells, Minnesota. The Bank has eight full service offices located in Faribault, Martin, Blue Earth, Nicollet, Freeborn and Steele Counties, Minnesota. The Bank was founded in 1934 and obtained its current name in 1991. The Bank's deposits have been federally insured by the Savings Association Insurance Fund ("SAIF") and its predecessor, the Federal Savings and Loan Insurance Corporation ("FSLIC") since 1934, and the Bank is a member of the Federal Home Loan Bank ("FHLB") System. The Bank is a community oriented, full service retail savings institution offering traditional mortgage loan products. It is the Bank's intent to remain an independent community savings bank serving the local banking needs of Faribault, Martin, Blue Earth, Nicollet, Steele and Freeborn Counties, Minnesota.

         The Bank attracts deposits from the general public and uses such deposits primarily to invest in residential lending on owner occupied properties. The Bank also makes consumer loans, commercial loans, and agricultural related loans and purchases mortgage-backed and investment securities.

         The principal sources of funds for the Registrant's lending activities are deposits, advances from the Federal Home Loan Bank and the amortization, repayment, and maturity of loans, and investment securities. Principal sources of income are interest and fees on loans, investment securities, and deposits held in other financial institutions. The Registrant's principal expense is interest paid on deposits.

Market Area

         The Company's primary market area consists of Faribault, Martin, Blue Earth, Nicollet, Steele and Freeborn Counties, Minnesota. Located southwest of Minneapolis, this area is primarily rural and contains approximately 50 communities ranging in population size from 200 to 40,000. The primary lending concentration is in the Mankato, North Mankato and Owatonna areas. These areas have a relatively large population base. The Company has an office in each of the Mankato, North Mankato and Owatonna areas. Historically, the economy in the Company's market area has been dependent on agriculture and agriculture related industries. Economic growth in the Company's market area remains dependent upon the local economy. In addition, the deposit and loan activity of the Company is significantly affected by economic conditions in its market area including the agriculture industry.

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

                                                                            At December 31,
                                     -------------------------------------------------------------------------------------------
                                           1994                1995               1996             1997              1998
                                     -----------------    ----------------   --------------  ---------------   -----------------
                                     Amount    Percent    Amount   Percent   Amount Percent  Amount  Percent   Amount    Percent
                                     ------    -------    ------   -------   ------ -------  ------  -------   ------    -------

                                              (Dollars in Thousands)
Real Estate Loans:
  One- to four-family............... $137,130   82.14%  $136,022  79.38%   $141,067  78.20% $141,697   76.82%  $105,088   67.25%
  Multi-family......................      951    0.57        880   0.51       1,355   0.75     1,167    0.63        950     0.61
  Commercial........................    9,654    5.78     10,554   6.16      10,878   6.03    10,845    5.88     20,068    12.84
  Construction......................    2,149    1.29      2,774   1.62       2,081   1.15     1,943    1.05      1,279     0.82
                                      -------   -----    ---      -----     -------  -----   -------   -----    -------    -----
      Total real estate loans.......  149,884   89.78    150,230  87.67     155,381  86.13   155,652   84.38    127,385    81.52
                                      -------   -----    -------  -----     -------  -----   -------   -----    -------    -----

Other Loans:
 Consumer Loans:
  Savings account...................      471    0.28        436   0.25         443   0.25       349    0.19        395     0.25
  Vehicles..........................    2,573    1.54      3,353   1.96       4,619   2.56     4,988    2.70      4,644     2.97
  Home equity, home improvement
  and second mortgages..............   10,392    6.23     12,875   7.51      15,197   8.42    18,781   10.18     18,475    11.83
  Other.............................    2,811    1.68      3,279   1.91       3,588   1.99     3,411    1.85      2,970     1.90
                                        -----    ----      -----   ----       -----   ----     -----    ----      -----     ----
      Total consumer loans..........   16,247    9.73     19,943  11.63      23,847  13.22    27,529   14.92     26,484    16.95
Commercial business loans...........      810    0.49      1,191   0.70       1,171   0.65     1,299    0.70      2,394     1.53
                                       ------   -----     ------  -----      ------  -----    ------   -----     ------    -----
      Total other loans.............   17,057   10.22     21,134  12.33      25,018  13.87    28,828   15.62     28,878    18.48
                                      -------  ------    ------- ------     ------- ------   -------  ------    -------  -------
      Total loans...................  166,941  100.00%   171,364 100.00%    180,399 100.00%  184,480  100.00%   156,263  100.00%
                                               ======            ======             ======            ======             ======
Less:
  Loans in process..................      685                493                623              351                655
  Deferred loan origination fees
   and costs........................      695                689                714              642                450
  Allowance for loan losses.........      376                512                615              763                853
                                      -------            -------            -------          -------            -------
      Total loans receivable, net... $165,185           $169,670           $178,447         $182,724           $154,305
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


                                                                         Years Ended December 31,
                                                 -------------------------------------------------
                                                   1994       1995      1996      1997      1998
                                                 --------   --------  --------  --------  --------
                                                                   (In Thousands)
Total gross loans receivable at
   beginning of year.........................    $144,114   $166,941  $171,364  $180,399  $184,480
                                                 --------   --------  --------  --------  --------

Loans originated:
  One- to four-family residential............      33,854     30,609    43,411    28,035    93,546
  Commercial and multi-family real
    estate...................................       1,623      1,366     1,759     2,286     9,364
  Construction loans.........................       5,114      5,522     6,776     5,182     1,196
  Consumer loans.............................       8,166     12,103    10,242    16,102    18,944
  Commercial business loans..................       1,760      1,567       610     1,983     1,170
                                                    -----      -----       ---     -----     -----
Total loans originated.......................      50,517     51,167    62,798    53,588   124,220
                                                   ------     ------    ------    ------   -------

Principal reductions:
  Loans sold.................................       2,971     13,584    19,209    14,735    85,316
  Loan principal repayments..................      24,719     33,160    34,554    34,772    67,121
                                                   ------     ------    ------    ------    ------
Total principal reductions...................      27,690     46,744    53,763    49,507   152,437
                                                   ------     ------    ------    ------   -------
Total gross loans receivable at
  end of year................................    $166,941   $171,364  $180,399  $184,480  $156,263
                                                 ========   ========  ========  ========  ========


         Due to the historically low interest rates on residential mortgage loans during 1998, many of the customers in the Company's market area elected to refinance their mortgage loans which resulted in the increase in loan originations.

         Loan Sales. During 1998 the Company sold $85.3 million of mortgage loans into the secondary market. The Company sells the FHA and Veterans Administration ("VA") loans that it originates to another financial institution. The Company does not retain the servicing on the FHA/VA loans. The Company also sells conforming fixed-rate conventional loans with loan-to-value ratios of 90% or higher to the Federal Home Loan Mortgage Corporation ("FHLMC"). The Company retains the servicing rights on these loans. All loans sold to FHLMC ($84.7 million) were sold without recourse to the Company, except for documentation deficiencies that may require the Company to repurchase these loans within a limited time period following the sale to FHLMC. To a lesser extent, the Company has sold loans with high loan to value ratios to maintain its loan quality.

         Loan Maturity Tables. The following table sets forth the maturity of the Company's loan portfolio at December 31, 1998. The table does not include prepayments, scheduled principal repayments or loans held for sale. All mortgage loans are shown as maturing based on contractual maturities.

                                   1- to 4-       Other
                                    Family     Residential                Commercial
                                 Real Estate       and                  Business and
                                   Mortgage    Commercial   Construction  Consumer       Total
                                ------------  ------------  ------------ -----------  ---------
                                                          (In Thousands)
Amounts Due:
  Within 1 year.................      $   287   $    163     $  1,279   $   3,274     $   5,003
  1 to 3 years..................        1,052      1,243           --       4,200         6,495
  3 to 5 years..................        2,052      2,834           --       5,184        10,070
  5 to 10 years.................       11,409      4,213           --      15,486        31,108
  Over 10 years.................       90,288     12,565           --         734       103,587
                                    ---------   --------      -------    --------       -------
Total amount due................    $ 105,088   $ 21,018      $ 1,279    $ 28,878       156,263
                                    =========   ========      =======    ========       -------

Less:
Allowance for loan losses.............................................................      853
Loans in process......................................................................      655
Deferred loan fees....................................................................      450
                                                                                        -------
  Loans receivable, net...............................................................$ 154,305
                                                                                        =======


         The following table sets forth the dollar amount of all loans due after December 31, 1999 that have pre-determined interest rates and which have floating or adjustable interest rates. This table does not include loans held for sale.


                                                                          Floating or
                                                          Fixed Rates   Adjustable Rates      Total
                                                          -----------   ----------------      -----
                                                                         (In Thousands)
One- to four-family..................................     $ 40,010      $ 64,791             $104,801
Commercial and multi-family real estate..............       13,788         7,067               20,855
Construction.........................................           --            --                   --
Commercial business and consumer.....................       12,501        13,103               25,604
                                                          --------      --------             --------
  Total..............................................     $ 66,299      $ 84,961             $151,260
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

         At December 31, 1998, the Company was servicing approximately $136.3 million of loans for others, primarily long term fixed rate loans sold to FHLMC. Generally, the Company retains all servicing on loans sold to FHLMC and does not retain servicing on FHA/VA loans sold. Except for document deficiencies that may occur during origination that may require a repurchase by the Company, loans are sold without recourse.

         Consumer Loans. The Company offers second mortgage loans on one- to four-family residences which are typically offered as adjustable rate loans. Such loans are only made on owner-occupied one- to four-family residences and are subject to a 90% combined loan-to-value ratio. The Company holds the majority of the underlying first mortgages on these loans. The underwriting standards for second mortgage loans are similar to the Company's standards applicable to one- to four-family residential loans. To a lesser extent, the Company makes loans secured by vehicles and by savings accounts held with the Company. Loans secured by vehicles totalled $4.6 million, or 2.97%, of the loan portfolio at December 31, 1998.

         Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to 35% of an institution's assets. In addition, a federal thrift has lending authority above the 35% category for certain consumer loans, property improvement loans, and loans secured by savings accounts. The Company originates consumer loans in order to provide a wide range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help maintain a profitable spread between its average loan yield and its cost of funds. Consumer loans, however, tend to have a higher risk of default than residential mortgage loans.
Typically, based on the Company's experience, a borrower faced with either paying a mortgage loan to avoid foreclosure on the borrower's home or defaulting on a consumer loan will continue paying the mortgage loan. At December 31, 1998, the Company had approximately $68,000 in consumer loans that were more than 90 days delinquent.

         Commercial Real Estate Loans. In order to enhance yields on its assets, the Company originates loans secured by commercial real estate. Approximately 88% of this portfolio is secured by farm real estate. Most of the remainder of the portfolio is secured by church real estate. At December 31, 1998, loans secured by farm real estate were originated in amounts up to the lesser of 65% of the appraised value of the property or $1,000 per tillable acre. These loans are evaluated on a cash flow basis in addition to an asset value basis. Loans secured by church real estate are generally originated in amounts up to 70% of the appraised value of the property. At December 31, 1998, the Company's largest commercial real estate loan consisted of a $784,000 performing loan secured by farm real estate. All commercial real estate loans, excluding those secured by farm real estate, require prior approval by the Bank's Board of Directors. As part of its underwriting, the Company requires that borrowers qualify for a commercial loan at the fully indexed interest rate rather than at the origination interest rate.

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

         Loan Commitments. The Company issues written commitments or verbal commitments to prospective borrowers on all real estate approved loans. Generally, the commitment requires acceptance within 90 days of the date of issuance. Commitments for consumer loans are given verbally and not in writing and generally expire in a shorter period of time. At December 31, 1998, the Company had $22.7 million of commitments to cover originations, undisbursed funds for loans in process and unused lines of credit. The Company estimates that the majority of the Company's commitments are funded.

         Loans to One Borrower. Loans-to-one borrower are limited in an amount equal to 15% of unimpaired capital and unimpaired surplus and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. The Company's maximum loan-to-one borrower limit was approximately $2.4 million as of December 31, 1998.

         At December 31, 1998, the Company's largest amount of loans to one borrower was $804,000, consisting of performing loans secured by multi-family buildings and real estate for approximately 19 dwelling units, a commercial office building, and a personal residence, all of which are located in the Company's market area.

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

         The following table sets forth information regarding non-accrual loans, real estate owned, and certain other repossessed assets and loans.


                                                                         At December 31,
                                                     --------------------------------------------------
                                                         1994       1995       1996     1997    1998
                                                     ---------    --------    -------  ------  --------
                                                                      (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loans secured by 1- to 4-family
    residences......................................  $    556     $   265    $  164   $  219  $  192
  All other mortgage loans..........................       168          --        59       --      --
Non-mortgage loans:
  Commercial........................................         5           7        --       --      --
  Consumer..........................................        88          26        75       18      68
                                                       -------      ------     -----    -----   -----
Total...............................................  $    817     $   298    $  298   $  237  $  260
                                                       =======      ======     =====    =====   =====

Accruing loans which are contractually past
  due 90 days or more:
Mortgage loans:
  Construction loans................................  $     --     $    --    $    --  $    -- $   --
  Permanent loans secured by 1- to 4-family
    residences......................................        --          --       147      201     100
  All other mortgage loans..........................        --          --        --       --      --
Non-mortgage loans:
  Commercial........................................        --          --        --       --      --
  Consumer..........................................        --           1        --        4      --
                                                       -------      ------     -----    -----   -----
Total...............................................  $     --     $     1    $  147   $  205  $  100
                                                       =======      ======     =====    =====   =====
Total non-accrual and accruing loans
  past due 90 days or more..........................  $    817     $   299    $  445   $  442  $  360
                                                       =======      ======     =====    =====   =====
Foreclosed real estate..............................  $    151     $    29    $   78   $   35  $   --
                                                       =======      ======     =====    =====   =====
Other nonperforming assets..........................  $     --     $    --    $   --   $   --  $   --
                                                       =======      ======     =====    =====   =====
Total nonperforming assets..........................  $    968     $   328    $  523   $  477  $  360
                                                       =======      ======     =====    =====   =====
Total non-accrual and accruing loans past
  due 90 days or more to net loans..................     0.50%       0.18%     0.25%    0.24%   0.23%
                                                        =====       =====     =====    =====   =====


                                                                         At December 31,
                                                     --------------------------------------------------
                                                         1994       1995       1996     1997    1998
                                                     ---------    --------    -------  ------  --------
                                                                      (Dollars in Thousands)
Total non-accrual and accruing loans past
  due 90 days or more to total assets...............   0.45%       0.15%       0.22%    0.22%    0.19%
                                                       =====       =====       =====    =====    =====
Total nonperforming assets to total assets..........   0.53%       0.17%       0.26%    0.24%    0.19%
                                                       =====       =====       =====    =====    =====

         Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was immaterial for the year ended December 31, 1998. Amounts included in the Company's interest income on non-accrual loans for the year ended December 31, 1998 were likewise immaterial.

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

         The following table provides further information about the Company's problem assets as of December 31, 1998.

                                                  (In thousands)
Special Mention.............................          $  553
Substandard.................................             357
Doubtful assets.............................              --
Loss assets.................................               3
                                                       =====

General loss allowance......................          $  853
                                                       =====

         Foreclosed Real Estate. Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of the loan balance or the fair value at the date of foreclosure less estimated costs of disposition. There may be significant other expenses incurred such as attorney and other extraordinary servicing costs involved with foreclosures. The Company had no foreclosed real estate at December 31, 1998.

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



                                     1994                1995                 1996                 1997                  1998
                              -------------------- -------------------  -------------------  -------------------  ------------------

                                       Percent of          Percent of            Percent of         Percent of           Percent of
                                        Loans in            Loans in              Loans in           Loans in             Loans in
                                          Each                Each                  Each               Each                 Each
                                       Category to         Category to          Category to         Category to         Category to
                              Amount   Total Loans Amount  Total Loans  Amount  Total Loans  Amount Total Loans  Amount Total Loans
                              ------   ----------- ------  -----------  ------  -----------  ------ -----------  ------ -----------


At end of year allocated to:
Mortgage......................$251        89.78%    $394      87.67%     $484       86.13%    $617     84.38%     $ 722    81.52%
Consumer and non-mortgage..... 125        10.22      118      12.33       131       13.87      146      15.62       131    18.48
                              ----       ------     ----     ------      ----      ------    -----    -------     -----   ------
Total allowance...............$376       100.00%    $512     100.00%     $615      100.00%    $763    100.00%       853   100.00%
                              ====       ======     ====     ======      ====      ======    =====    =======     =====   =======


         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Company's allowance for loan losses for the years indicated:

                                                                    At December 31,
                                                                    ---------------
                                                1994        1995         1996     1997        1998
                                              --------    --------     --------  --------   --------

Total loans outstanding.....................  $166,941    $171,364     $180,399  $184,480   $156,263
                                               =======    ========      =======   =======    =======
Average loans outstanding...................  $153,477    $170,395     $173,383  $183,591   $172,219
                                               =======     =======      =======   =======    =======

Beginning allowance balances................  $    398    $    376     $    512 $     615   $    763
Provision:
  One- to four-family.......................        32         166          180       180        120
  Commercial and multi-family
    real estate.............................        --          --           --        --         --
  Consumer..................................        81          --           --        --         --
Charge-offs:
  One- to four-family.......................        53          23           21        12         --
  Commercial and multi-family
    real estate.............................        --          --           --        --         --
  Consumer..................................        91          18           67        54         46
Recoveries:
  One- to four-family.......................        --          --           --        --         --
  Commercial and multi-family
    real estate.............................        --          --           --        --         --
  Consumer..................................         9          11           11        34         16

Other.......................................        --          --           --        --         --
                                               -------     -------      -------   -------   --------

Ending allowance balance....................  $    376    $    512     $    615  $    763   $    853
                                               =======     =======      =======   ========   =======

Allowance for loan losses as a percent
  of total loans outstanding................     0.23%       0.30%        0.34%     0.41%      0.55%
Net loans charged off as a percent of
  average loans outstanding.................     0.09%       0.02%        0.04%     0.02%      0.02%


         Analysis of the Allowance for Foreclosed Real Estate. The following table sets forth information with respect to the Company's allowance for losses on foreclosed real estate at the dates indicated.

                                                                  At December 31,
                                                ------------------------------------------------
                                                   1994      1995      1996      1997    1998
                                                ---------  --------  --------  -------- --------
                                                                  (Dollars in Thousands)
Total foreclosed real estate and real estate
  in judgment, net..............................    $151   $  29     $  78      $  35    $  --
                                                    ====    ====      ====       ====     ====
Allowance balances - beginning..................      --      --        --         --       --
Provision.......................................      --      --        --         --       --

Charge-offs.....................................      --      --        --         --       --
Recoveries......................................      --      --        --         --       --
Other...........................................      --      --        --         --       --
                                                    ----    ----      ----       ----     ----
Allowance balances - ending.....................  $   --  $   --     $  --      $  --    $  --
                                                   =====    ====      ====       ====     ====
Allowance for losses on foreclosed real estate
  in judgment to net foreclosed real estate and
  real estate in judgment.......................     --%     --%       --%         --%      --%
                                                   ====     ====      ====       ====     ====


Investment Activities

         The Company is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The Company has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Company's loan origination and other activities. At December 31, 1998, the Company had an investment portfolio of approximately $9.0 million, consisting primarily of U.S. Treasury securities and U.S. government corporate and agency obligations. To a lesser extent, the portfolio also includes FHLMC stock, certificates of deposit and FHLB stock, as permitted by the OTS regulations. The Company classifies its investments, including debt and equity securities, as either held to maturity or available for sale, in accordance with SFAS 115. The Company will continue to seek high quality investments. The primary and secondary goals of the investment portfolio are safety of principal and rate of return, respectively.

         Investment Portfolio. The following table sets forth the carrying value of the Company's investments, including short-term investments, FHLB stock, and mortgage-backed securities, at the dates indicated. At December 31, 1998, the Company's securities that were classified as available for sale had an unrealized net gain of $1.5 million. The Company's securities that were classified as held to maturity had a net unrealized gain of $3,000. This unrealized gain is not reflected in the table below because these securities are carried at amortized cost in accordance with SFAS 115. At December 31, 1998, the market value for the interest bearing deposits shown below approximated their cost.

                                                               At December 31,
                                                       ----------------------------
                                                       1996        1997      1998
                                                       --------   -------   -------
                                                               (In Thousands)

Securities available for sale:
  Equity securities................................    $ 7,100     $2,640    $2,968
Securities held to maturity:
  U.S. agency securities...........................      2,049      3,198     5,539
                                                         -----      -----     -----
    Total investment securities....................      9,149      5,838     8,507
Interest-bearing deposits..........................        200      1,850       500
Mortgage-backed securities available
   for sale........................................        428         86        --
                                                         -----      -----     -----
    Total investments..............................    $ 9,777     $7,774    $9,007
                                                         =====      =====     =====

         Investment Portfolio Maturities. The following table sets forth certain
information   regarding  the  carrying  values,   weighted  average  yields  and
maturities of the Company's investment securities portfolio.

                                                                   At December 31, 1998
                                                                   --------------------

                            One Year or Less   One to Five Years  Five to Ten Years  More than Ten Years Total Investment Securities
                            ----------------   -----------------  -----------------  ------------------- ---------------------------
                            Carrying Average   Carrying Average   Carrying Average   Carrying  Average   Carrying Average   Market
                              Value   Yield      Value   Yield      Value   Yield      Value    Yield      Value   Yield     Value
                              -----   -----      -----   -----      -----   -----      -----    -----      -----   -----     -----
                                              (Dollars in Thousands)

U.S. Agency Obligations.....     --     --%    5,539     5.88%         --                 --                5,539  5.88%    5,542
FHLB Stock..................     --      --       --                   --                 --                1,421    --     1,421
Equity Securities...........     --      --       --                   --                 --                1,547    --     1,547
Interest Bearing Deposits...    500   5.81%       --                   --                 --                  500  5.81%      500
                              -----            -----                -----              -----     -----      -----           -----
  Total..................... $  500           $5,539               $   --             $   --               $9,007          $9,010
                              =====           ======                =====              =====     =====     ======          ======



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

         Jumbo Certificate Accounts. The following table indicates, at December 31, 1998, the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity.


Maturity Period
                                              (In thousands)
Within three months.....................          $ 5,418
Three through six months................              953
Six through twelve months...............            1,305
Over twelve months......................            2,848
                                                   ------
                                                  $10,524
                                                   ======

         Borrowings. Deposits are the primary source of funds of the Company's lending and investment activities and for its general business purposes. Through the Bank, the Company may obtain advances from the FHLB of Des Moines to supplement its supply of lendable funds. Advances from the FHLB of Des Moines are typically secured by a pledge of the Bank's stock in the FHLB of Des Moines and a portion of the Company's first mortgage loans and certain other assets. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 1998, the Company had a $5.0 million fixed rate advance outstanding from the FHLB of Des Moines. The advance is callable beginning January 16, 2003 and provides for a prepayment penalty. See Note 10 of the Notes to the Company's Consolidated Financial Statements. Future use of advances depends on the rates on advances as compared to the rates on deposits.

         The following table sets forth certain information as to FHLB advances at the dates indicated.

                              As of and for the Years Ended December 31,
                              ------------------------------------------
                                      1996      1997      1998
                                      ----      ----      ----
                                       (Dollars in Thousands)
FHLB advances......................  $26,500   $24,500   $ 5,000
Weighted average interest rate
  of FHLB advances.................     5.74%     5.92%     5.34%
Maximum amount of advances.........  $28,500   $29,500   $29,500
Average amount of advances.........  $19,269   $26,808   $14,615
Weighted average interest rate
  of average amount of advances....     5.64%     5.75%     5.74%


Subsidiary Activity

         The Company has one wholly owned subsidiary, the Bank. The Bank has two wholly owned subsidiaries, known as Wells Insurance Agency, Inc. ("WIA") and Greater Minnesota Mortgage, Inc. ("GMM").

         The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under the 2% limitation, as of December 31, 1998, the Bank was authorized to invest up to approximately $3.7 million in the stock of, or loans to, service corporations.

         WIA was incorporated under the laws of the State of Minnesota in 1976. WIA offers life, health, casualty, and business insurance on behalf of others and also offers fixed-rate annuities. The Bank's investment in WIA totalled $620,000 at December 31, 1998.

         GMM  was  incorporated  under  the  laws  of  Minnesota  in  1997.  GMM
originates  loans  through  referrals  from  community   commercial  banks  and,
primarily, sells these loans to the secondary market. During 1998, GMM originated $8.0 million in single family dwelling loans, which were sold to the secondary market. At December 31, 1998, the Bank's investment in GMM totalled $105,000.

Personnel

         As of December 31, 1998, the Bank had 65 full-time and 4 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Company, with no employees of its own, utilizes those of the Bank.

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

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. The Bank exceeded these minimum standards at December 31, 1998. The Bank's capital ratios are set forth in Note 12 to the Company's Consolidated Financial Statements.

         Savings associations with a greater than "normal" level of interest rate exposure may, in the future, be subject to a deduction for an interest rate risk ("IRR") component may be from capital for purposes of calculating their risk-based capital requirement.

         Dividend and Other Capital Distribution Limitations. Current OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established in connection with the Conversion. During 1998, the Bank paid $9.0 million in dividends to the Company.

         Current OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. At December 31, 1998, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Finally, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be undercapitalized (not meet any one of its minimum regulatory capital requirements).

         In January 1999, the OTS issued an amendment to its current regulations with respect to capital distributions by savings associations. The amended regulations will be effective April 1, 1999. Under the new regulation, savings associations that would remain at least adequately capitalized following the capital distribution, and that meet other specified requirements, would not be required to file a notice or application for capital distributions (such as cash dividends) declared below specified amounts. Under the new regulation, savings associations which are eligible for expedited treatment under current OTS regulations are not required to file a notice or an application with the OTS if
(i) the savings association would remain at least adequately capitalized following the capital distribution and (ii) the amount of capital distribution does not exceed an amount equal to the savings association's net income for that year to date, plus the savings association's retained net income for the previous two years. Thus, under the new regulation, only undistributed net income for the prior two years may be distributed in addition to the current year's undistributed net income without the filing of an application with the OTS. Savings associations which do not qualify for expedited treatment or which desire to make a capital distribution in excess of the specified amount, must file an application with, and obtain the approval of, the OTS prior to making the capital distribution. A savings association that is a subsidiary of a savings and loan holding company, and under certain other circumstances, will be required to file a notice with OTS prior to making the capital distribution. The new OTS limitations on capital distributions are similar to the limitations imposed upon national banks.

         During 1998, the Company paid one $0.12 per share quarterly dividend and three $0.15 per share quarterly dividends to its shareholders. The Company's dividend payout ratio for 1998 was 40.0%. The Company's dividend payment ratio for 1997 was 20.34%.

         Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Des Moines. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. As of December 31, 1998, the Bank was in compliance with its QTL requirement with 93.34% of its assets invested in QTIs.

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
------------------------------------------------------------------

         The  information  contained under the section  captioned  "Stock Market
Information" on pages 1 and 2 of the Company's 1998 Annual Report to Stockholders (the "Annual Report"), is incorporated herein by reference.

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

          Independent Auditor's Report.

          Consolidated Statements of Financial Condition as of December 31, 1998 and 1997.

          Consolidated Statements of Income for the Years Ended December 31, 1998, 1997, and 1996.

          Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997, and 1996.

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.

          Notes to Consolidated Financial Statements.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
---------------------------------------------------------------------

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

                                     PART IV

Item 13. Exhibits, List, and Reports on Form 8-K
------------------------------------------------

     (a) The following exhibits are included in this Report or incorporated herein by reference:

     3(i) Articles of Incorporation of Wells Financial Corp.*

     3(ii) Bylaws of Wells Financial Corp.
     10.1 1995 Stock Option Plan of Wells Financial Corp.**
     10.2 Management Stock Bonus Plan and Trust Agreements**
     10.3 Change in Control Severance Agreement with James D. Moll***
     10.4 Change in Control Severance Agreement with Gerald D. Bastian***
     13   Annual Report to  Stockholders  for the fiscal year ended December 31,
          1998
     21   Subsidiaries of Registrant***
     23   Consent of McGladrey & Pullen, LLP
     27   Financial Data Schedule (in electronic filing only)


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

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 23, 1999.


                                     WELLS FINANCIAL CORP.


                                     By: /s/ Lawrence H. Kruse
                                        ----------------------------------------
                                        Lawrence H. Kruse
                                        President and Chief Executive Officer
                                        (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 23, 1999.


/s/Lawrence H. Kruse                         /s/James D. Moll
-------------------------------------        -----------------------------------
Lawrence H. Kruse                            James D. Moll
President, Chief Executive Officer           Treasurer and Principal Financial
and Director (Principal Executive Officer)     and Accounting Officer
                                             (Principal Financial and Accounting
                                               Officer)


/s/Dr. Wallace J. Butson                     /s/Gerald D. Bastian
-------------------------------------        -----------------------------------
Dr. Wallace J. Butson                        Gerald D. Bastian
Secretary and Director                       Vice President and Director



/s/Randel I. Bichler                         /s/Richard A. Mueller
--------------------------------------       -----------------------------------
Randel I. Bichler                            Richard A. Mueller
Director                                     Director



/s/David Buesing
--------------------------------------
David Buesing
Director