Form 10QSB
period 1999-03-31
WELLS FINANCIAL CORP
filed 1999-05-12
CIK 934739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended              March 31, 1999
                                    --------------------------------------------
or
 _
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ____________________


                         Commission File Number 0-25342
                                                -------
                              Wells Financial Corp.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

           Minnesota                                             41-1799504
--------------------------------                            --------------------
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

                                       N/A
               --------------------------------------------------
                        (Former name, former address and
                former fiscal year, if changed since last report)

Indicate by check by |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

The number of share outstanding of each of the issuer's classes of common stock as of April 12, 1999:

                 Class                                       Outstanding
                 -----                                       -----------
  $.10 par value per share, common stock                  1,602,160 Shares

                      WELLS FINANCIAL CORP. and SUBSIDIARY
================================================================================
                                [OBJECT OMITTED]
================================================================================

                                   FORM 10-QSB
                                      INDEX



PART I - FINANCIAL INFORMATION:                                             Page
------------------------------                                              ----

Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition                        1

         Consolidated Statements of Income                                     2

         Consolidated Statements of Comprehensive Income                       3

         Consolidated Statement of Stockholders' Equity                        4

         Consolidated Statements of Cash Flows                               5-6

         Notes to Consolidated Financial Statements                          7-8



Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      9-14


PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                    15

Item 2.  Changes in Securities                                                15

Item 3.  Defaults upon Senior Securities                                      15

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 5.  Other Information                                                    15

Item 6.  Exhibits and Reports on Form 8-K                                     15

Signatures                                                                    15

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Financial Condition
                      March 31, 1999 and December 31, 1998
                             (Dollars in Thousands)
                                   (Unaudited)


ASSETS
                                                                                   1999                 1998
                                                                              --------------       --------------
Cash, including interest-bearing accounts
     3/31/99 $20,754; 12/31/98 $18,523                                         $     21,765         $     19,446
Certificates of deposit                                                                 500                  500
Securities available for sale, at fair value                                          2,797                2,968
Securities held to maturity (approximate market value $11,593
 at March 31, 1999 and $5,542 at December 31, 1998)                                  11,606                5,539
Loans held for sale                                                                   3,447                6,097
Loans receivable, net                                                               150,264              154,305
Accrued interest receivable                                                           1,081                  843
Foreclosed real estate                                                                   31                    -
Premises and equipment                                                                1,261                1,249
Other assets                                                                          1,053                  929
                                                                               ------------         ------------
            TOTAL ASSETS                                                       $    193,805         $    191,876
                                                                               ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits                                                                    $    159,999         $    158,441
   Borrowed funds                                                                     5,000                5,000
   Advances from borrowers for taxes and insurance                                    1,980                1,220
   Income taxes:
      Current
                                                                                        206                  128
      Deferred                                                                          847                  885
   Accrued interest payable                                                             170                  100
   Accrued expenses and other liabilities                                               234                  210
                                                                               ------------         ------------
            TOTAL LIABILITIES                                                       168,436              165,984
                                                                               ------------         ------------
STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 500,000 shares
      authorized; none outstanding                                                        -                    -
   Common stock, $.10 par value; authorized 7,000,000
      shares; issued 2,187,500 shares                                                   219                  219
   Additional paid in capital                                                        16,867               16,840
   Retained earnings, substantially restricted                                       17,515               17,211
   Accumulated other comprehensive income,                                              800                  901
   Unearned ESOP shares                                                                (552)                (591)
   Unearned compensation restricted stock awards                                        (56)                 (67)
   Treasury stock, at cost                                                           (9,424)              (8,621)
                                                                               ------------         ------------
            TOTAL STOCKHOLDERS' EQUITY                                               25,369               25,892
                                                                               ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $    193,805         $    191,876
                                                                               ============         ============


                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                              Three Months Ended
                                                                                   March 31,
                                                                        ------------------------------
                                                                            1999              1998
                                                                        -----------       ------------
             Interest and dividend income Loans receivable:
                   First mortgage loans                                  $  2,461           $   3,333
                   Consumer and other loans                                   653                 645
                Investment securities and other
                    interest bearing deposits                                 395                 264
                                                                        ----------          ----------
                                 Total interest income                      3,509               3,942
                                                                        ----------          ----------
             Interest Expense
                Deposits                                                    1,831               1,787
                Borrowed funds                                                 67                 404
                                                                        ----------          ----------
                                  Total interest expense                    1,898               2,191
                                                                        ----------          ----------
                                  Net interest income                       1,611               1,751
             Provision for loan losses                                         23                  30
                                                                        ----------          ----------
                  Net interest income after provision for
                        loan losses                                         1,588               1,721
                                                                        ----------          ----------
             Noninterest income
                Gain  on sale of loans originated for sale                     72                  81
                Loan origination and commitment fees                          155                 246
                Loan servicing fees                                            93                  54
                Insurance commissions                                          73                  69
                Fees and service charges                                      112                  69
                Other                                                           5                   4
                                                                        ----------          ----------
                               Total noninterest income                       510                 523
                                                                        ----------          ----------
             Noninterest expense
                Compensation and benefits                                     591                 578
                Occupancy and equipment                                       189                 193
                SAIF deposit insurance premium                                 24                  23
                Data processing                                                96                  73
                Advertising                                                    48                  43
                Other                                                         260                 213
                                                                        ----------          ----------
                               Total noninterest expense                    1,208               1,123
                                                                        ----------          ----------
                                Income  before taxes                          890               1,121
             Income tax expense                                               349                 463
                                                                        ==========          ==========
                                Net Income                               $    541           $     658
                                                                        ==========          ==========
             Earnings  per share
                   Basic earnings per share                              $   0.34           $    0.35
                                                                        ==========          ==========
                   Diluted earnings per  share                           $   0.34           $    0.34
                                                                        ==========          ==========

             Weighted average number of common shares
                outstanding:
                        Basic                                           1,573,009           1,867,221
                                                                        ==========          ==========
                        Diluted                                         1,610,508           1,916,760
                                                                        ==========          ==========


                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                             (Dollars in Thousands)
                                   (Unaudited)




                                                                      Three Months Ended
                                                                           March 31,
                                                             --------------- ---- ----------------
                                                                  1999                 1998
                                                             ---------------      ----------------
               Net Income                                           $   541               $   658
               Other comprehensive income:
               Unrealized appreciation (depreciation)
                   on securities available for sale                    (171)                  132
                   Income tax benefit  (expense)                         70                   (54)
                                                                  ---------             ---------
               Comprehensive income                                 $   440               $   736
                                                                  =========             =========

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                    For the Three Months Ended March 31, 1999
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                               Unearned
                                                                               Employee      Unearned
                                                                 Accumulated     Stock     Compensation
                                           Additional              Other       Ownership    Restricted                 Total
                                  Common    Paid-In   Retained  Comprehensive    Plan         Stock     Treasury   Stockholders'
                                  Stock     Capital   Earnings     Income       shares        Awards     Stock        Equity
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998        $ 219    $ 16,840   $ 17,211    $    901    $  (591)       $  (67)   $ (8,621)     $  25,892

Net income for the three
 months ended  March 31, 1999         -           -        541           -          -             -           -            541

Net change in unrealized
 appreciation  on securities
 available for sale, net of
 related deferred taxes               -           -          -        (101)         -             -           -           (101)

Treasury stock purchases                                                                                   (803)          (803)

Amortization of unearned
 compensation                         -           -          -           -          -            11           -             11

Dividends on common stock             -           -       (237)          -          -             -           -           (237)

Allocated employee stock
 ownership plan shares                -          27         39           -          -             -           -             66
                                ----------------------------------------------------------------------------------------------
Balance March 31, 1999            $ 219    $ 16,867   $ 17,515    $    800    $  (552)      $   (56)   $ (9,424)     $  25,369
                                ==============================================================================================


                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                      Consolidated Statements of Cash Flow
                   Three Months Ended March 31, 1999 and 1998
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                              1999              1998
                                                                           ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                             $     541          $    658
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                                               23                30
         Gain on the sale of loans originated for sale                          (72)              (81)
         Compensation on allocation of ESOP shares                               66                64
         Amortization of restricted stock awards                                 11                31
         Write-down of foreclosed real estate                                     -                 1
         Unrealized gain on loans held for sale                                   -               (14)
         Deferred income taxes                                                   31                30
         Depreciation and amortization on premises and equipment                 62                71
         Amortization of deferred loan origination fees                         (51)              (65)
         Amortization of excess servicing fees, mortgage servicing
           rights and bond premiums and discounts                                49                25
         Loans originated for sale                                          (15,763)          (21,961)
         Proceeds from the sale of loans originated for sale                 18,351            16,949
         Changes in assets and liabilities:
            Accrued interest receivable                                        (238)              (61)
            Other assets                                                       (37)               (31)
            Income taxes payable, current                                        78               236
            Accrued expenses and other liabilities                               94                70
                                                                         ----------        ----------
         Net cash provided by (used in) operating activities                  3,145             (4048)
                                                                         ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net decrease  in loans                                               $   4,038          $ 11,277
     Purchase of certificates of deposit                                       (300)           (5,300)
     Purchase of securities held to maturity                                 (7,147)             (410)
     Proceeds from principal repayments of mortgage backed securities             -                86
     Proceeds from the maturities of certificates of deposit                    300                 -
     Proceeds from the maturities of securities held to maturity              1,079             1,438
     Purchase of premises and equipment                                        (74)               (19)
                                                                         ----------        ----------
         Net cash provided by (used in) investment activities                (2,104)            7,072
                                                                         ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase  in deposits                                         $   1,558          $  1,240
        Net increase in advances from borrowers
        for taxes and insurance                                                 760               769
        Proceeds from borrowed funds                                              -             5,000
        Purchase of treasury stock                                             (803)                -
        Dividends on common stock                                              (237)             (235)
                                                                         ----------        ----------
         Net cash provided by financing activities                            1,278             6,785
                                                                         ----------        ----------
      Net increase in cash and cash equivalents                               2,319             9,809

CASH:
   Beginning                                                                 19,446             5,971
                                                                         ----------        ----------
   Ending                                                                 $  21,765          $ 15,780
                                                                         ==========        ==========


                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                Consolidated Statements of Cash Flow (continued)
                   Three Months Ended March 31, 1999 and 1998
                             (Dollars in Thousands)
                                   (Unaudited


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
     Interest on deposits                                $ 1,761       $ 1,775
     Interest on borrowed funds                               67           411
     Income taxes                                            240            95
                                                          ======        ======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
     Transfers from loans to foreclosed real estate      $    31       $     -
     Allocation of ESOP shares to participants                39            39
     Net change in unrealized appreciation on
      securities available for sale                         (101)           78
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


NOTE 2.  REGULATORY CAPITAL

         The following table presents the Bank's regulatory capital amounts and percents at March 31, 1999 and December 31, 1998.

                                                       March 31, 1999                        December 31, 1998
                                                  Amount           Percent                Amount           Percent
         ----------------------------------------------------------------------------------------------------------
                                                                     (Dollars in Thousands)
         Tier 1 (Core) Capital:
              Required                           $  7,426            4.00%            $    5,480             3.00%
              Actual                               16,367            8.82%                15,896             8.70%
              Excess                                8,941            4.82%                10,416             5.70%

         Risk-based Capital
              Required                              8,935            8.00%                 9,066             8.00%
              Actual                               17,235           15.43%                16,745            14.78%
              Excess                                8,300            7.43%                 7,679             6.78%


                      WELLS FINANCIAL CORP. and SUBSIDIARY
              Notes to consolidated Financial Statements Continued
                                   (Unaudited)


NOTE 3.  EARNINGS PER SHARE

         Earnings per share are calculated and presented in accordance with FASB Statement No. 128, Earnings per Share. The Statement requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. All other entities are required to present basic and diluted earnings per-share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations.

         The weighted average number of shares of common stock used to compute the basic earnings per share were 1,573,009 and 1,867,221 for the three month periods ended March 31, 1999 and 1998, respectively. The weighted average number of shares of common stock were increased by 37,499 and 49,539 for the three month periods ended March 31, 1999 and 1998, respectively, for the assumed exercise of the employee stock options in computing the diluted per-share data.

NOTE 4.  SELECTED FINANCIAL DATA

                                                                                     For the three months ended
                                                                                               March 31,
                                                                                      1999                1998
                                                                                 ---------------------------------
Return on assets
   (ratio of net income to average total assets) (1)                                  1.12%               1.27%

Return on equity
   (ratio of net income to average equity) (1)                                        8.40%               8.81%

Equity to assets ratio
   (ratio of average equity to average total assets)                                 13.34%              14.44%

Net interest margin
   (ratio of net interest income to average interest earning assets) (1)              3.42%               3.45%


        (1) Net income and net interest income have been annualized.

                     WELLS FINANCIAL CORP. and SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            And Results of Operations

General:

         Wells Financial Corp. (Company) was incorporated under the laws of the State of Minnesota in December 1994 for the purpose of owning all of the outstanding stock of Wells Federal Bank, fsb (Bank) issued in the mutual to stock conversion of the Bank. On April 11, 1995, the conversion was completed and $8.4 million of the net proceeds from the sale of the stock were provided to the Bank in exchange for all of the Bank's stock. The consolidated financial statements included herein are for the Company, the Bank and the Bank's wholly owned subsidiaries, Greater Minnesota Mortgage, Inc. and Wells Insurance Agency, Inc.

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

         The Bank has eight full service offices located in Faribault, Martin, Blue Earth, Nicollet, Freeborn and Steele Counties, Minnesota.

Comparison of Financial Condition at March 31, 1999 and December 31, 1998:

         Total assets increased by $1,929,000, from $191,876,000 at December 31, 1998 to $193,805,000 at March 31, 1999 primarily due a decrease in the Company's mortgage loan portfolio and an increase in deposits being invested in cash and interest bearing investments. Loans receivable and loans held for sale decreased by $6,691,000 from December 31, 1998 to March 31, 1999. Due to lower interest rates on residential mortgages, management elected to sell the majority of the residential loans originated during the first three months of 1999 to the secondary market. Included in the loans that were originated and sold during the first three months of 1999 were loans from the Company's mortgage loan portfolio that were refinanced. This is the primary reason for the decrease in loans receivable and loans held for sale. Securities that are classified as held to maturity increased by $6,067,000 from $5,539,000 at December 31, 1998 to $11,606,000 at March 31, 1999 as cash that was received from the reduction in loans receivable and from the increase in deposits was invested in securities.

         In accordance with the Bank's internal classification of assets policy, management evaluates the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions. As of March 31, 1999 and December 31, 1998 the balances in the allowance for loan losses and the allowance for loan losses as a percentage of total loans were $871,000 and $853,000 and 0.57% and 0.53%, respectively.

         Activity in the Company's allowance for loan losses for the three months ended March 31, 1999 and 1998 is summarized as follows:

                                             1999              1998
                                        -----------------------------------

Balance on January 1,                    $    852,557       $   763,292
  Provision for loan losses                    22,500            30,000
  Charge-offs                                  (8,970)           (4,018)
  Recoveries                                    4,292             3,958
                                         ------------       -----------
Balance on March 31,                     $    871,079       $   793,232
                                         ============       ===========


         Loans on which the accrual of interest has been discontinued amounted to $231,000 and $260,000 at March 31, 1999 and December 31, 1998, respectively. The effect of nonaccrual loans was not significant to the results of operations. The Company includes all loans considered impaired under FASB Statement No. 114 in nonaccrual loans. The amount of impaired loans was not material at March 31, 1999 and December 31, 1998.

         Liabilities increased by $2,558,000, from $165,984,000 at December 31, 1998 to $168,436,000 at March 31, 1999. The increase in liabilities was primarily the result of a $1,558,000 increase in deposits and, to a lesser extent, a $760,000 increase in advances from borrowers for taxes and insurance.

         Equity decreased by $523,000 from $25,892,000 at December 31, 1998 to $25,369,000 at March 31, 1999. This change in equity is primarily due to net income of $541,000 for the three months ended March 31, 1999 being offset by the purchase of 50,000 shares of treasury stock at a total cost of $803,000. Also affecting equity was a payment on February 12, 1999 of $237,000, or $0.15 per share, in cash dividends. On April 21, 1999, the Board of Directors of the Company declared a $0.15 per share cash dividend to be paid on May 14, 1999 to the stockholders of record on May 3, 1999. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

Comparison of Operating Results for the Three Months Ended March 31, 1999 and March 31, 1998.

         Net Income. Net income decreased by $117,000 for the three month period ended March 31, 1999, when compared to the same period in 1998 primarily due to a decrease in net interest income of $140,000 for the three month period ended March 31, 1999 when compared to the same period in 1998.

         Interest Income. Interest income from the loan portfolio decreased by $864,000 for the three-month period ended March 31, 1999 when compared to the same period in 1998. Interest income from investments in securities, certificates of deposit and interest earned on interest bearing cash accounts increased by $131,000 for the three month period ended March 31, 1999 when compared to the same period in 1998. The decrease in interest income from the loan portfolio for the three month period ended March 31, 1999 when compared to the same period in 1998 was primarily the result of a decrease in the average amount of the loan portfolio during the first quarter of 1999 when compared to the same period in 1998. Due to lower interest rates on residential mortgages, management elected to sell the majority of the residential loans originated during the first three months of 1999 to the secondary market. Included in the loans originated and sold during the first three months of 1999 were loans from the Company's mortgage loan portfolio that were refinanced. This is the primary reason for the decrease in the average amount of the loan portfolio. The increase in interest income from investment securities, certificates of deposit and other interest bearing deposits was primarily the result of increases in the average amounts of these investments during the first quarter of 1999 when compared to the same period in 1998.

         Interest Expense. Interest expense on deposits increased by $44,000 for the three-month period ended March 31, 1999 when compared to the same period in 1998. The increase in interest expense on deposits was primarily the result of an increase in the average amounts of deposits during the first three months of 1999 when compared to the first three months of 1998. Interest expense on borrowed funds decreased by $337,000 for the three-month period ended March 31, 1999 when compared to the three-month period ended March 31, 1998. Cash obtained from the sale of loans that were refinanced during 1998 to the secondary market was used to reduce borrowed funds which resulted in a decrease in the average amounts of borrowed funds during the three months ended March 31, 1999 when compared to the three months ended March 31, 1998.

         Net Interest income. Net interest income decreased by $140,000 for the quarter ended March 31, 1999 when compared to the same quarter in 1998 due to the changes in interest income and interest expense described above.

         Provision for loan losses. The provision for loan losses decreased by $7,000 for the three-month period ended March 31, 1999 when compared to the same period in 1998. Management evaluates the quality of the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan loss. Based on these continuing reviews, management decreased the monthly provision for loan loss beginning in January of 1999. While the Company maintains its allowance for loan losses at a level that is considered to be adequate to provide for potential losses, there can be no assurance that further additions will not be made to the loss allowance and that losses will not exceed estimated amounts.

         Noninterest Income. Noninterest income decreased by $13,000 for the three-month period ended March 31, 1999 when compared to the same period in 1998. The decrease in noninterest income was primarily due to a decrease in loan origination and commitment fees of $91,000 for the three months ended March 31, 1999 when compared to the same period in 1998. This decrease resulted from a smaller amount of loans originated and sold to the secondary market during the first three months of 1999 when compared to the first three months of 1998. Also affecting noninterest income was an increase in loan servicing fees of $39,000 and an increase in fees and service charges of $43,000 for the three month period ended March 31, 1999 when compared to the same period during 1998.

         Noninterest Expense. Noninterest expense increased by $85,000 for the quarter ended March 31, 1999 when compared to the same period in 1998 primarily due to increases in compensation, data processing and other noninterest expense. Other noninterest expense increased by $47,000 for the three month period ended March 31, 1999 when compared to the same period in 1998 primarily due to an increase in the amortization of mortgage servicing rights of $23,000 for the quarter ended March 31, 1999 when compared to the quarter ended March 31, 1998.

         Income Tax Expense. Income tax expense decreased by $114,000 for the three-month period ended March 31, 1999 when compared to the same period in 1998. This decrease was the result of a decrease in income before income taxes for the three-month period ended March 31, 1999 when compared to the same period in 1998.

         Non-performing Assets. The following table sets forth the amounts and categories of non-performing assets at March 31, 1999 and December 31, 1998.

                                               March 31, 1999  December 31, 1998
                                               ---------------------------------
                                                     (Dollars in Thousands)
Non-accruing loans
    One to four family real estate              $    211              $    192
    Consumer                                          20                    68
                                                --------              --------
Total                                           $    231              $    260
                                                --------              --------
Accruing loans which are contractually
past due 90 days or more
    One to four family real estate              $    220              $    100
    Commercial real estate                           132                     -
                                                --------              --------
Total                                           $    352              $    100
                                                --------              --------
Total non-accrual and accruing loans
past due 90 days or more                        $    583              $    360
                                                ========              ========
Repossessed and non-performing assets
   Repossessed property                         $     31              $      -
   Other non-performing assets                         -                     -
                                                --------              --------
Total repossessed and non-performing assets     $     31              $      -
                                                --------              --------

Total non-performing assets                     $    614              $    360
                                                ========              ========
Total non-accrual and accruing loans
past due 90 days or more to net loans              0.38%                 0.23%
                                                ========              ========
Total non-accrual and accruing loans
past due 90 days or more to total assets           0.30%                 0.19%
                                                ========              ========

Total nonperforming assets to total assets         0.32%                 0.19%
                                                ========              ========

         Financial Standards Board Statement No. 114, Accounting by Creditors for Impairment of a Loan, and Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, require that impaired loans within the scope of these Statements be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate; or as a practical expedient, either at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. At March 31, 1999 and December 31, 1998, the value of loans that would be classified as impaired under these Statements is considered to be immaterial.

Liquidity and Capital Resources:

          The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of US Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At March 31, 1999, the Bank's liquidity, as measured for regulatory purposes, was 16.14%. The Bank adjusts liquidity as appropriate to meet its asset/liability objectives.

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

         In 1996 and 1998, the Company approved stock buy back programs in which up to 535,340 shares of the common stock of the Company could be acquired. The Company bought 307,200 shares of its common stock during 1998, which completed these approved buy back programs. During January 1999, the Company approved a stock buy back program in which up to 129,660 shares of the common stock of the Company could be acquired. As of March 31, 1999, 50,000 shares of the Company's stock had been acquired under this stock buy back program.

         The Company paid a cash dividend of $0.15 per share on February 12, 1999. The Company declared a cash dividend of $0.15 per share payable on May 14, 1999 to stockholders of record on May 3, 1999. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

         Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) to meet prescribed regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. At March 31, 1999, the Bank met all current capital requirements.

         The Office of Thrift Supervision (OTS) has adopted a core capital requirement for savings institutions comparable to the requirement for national banks. The OTS core capital requirement for the Bank is 4% of adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 8.82% at March 31, 1999.

         Pursuant to FDICIA, the federal banking agencies, including the OTS, have also proposed regulations authorizing the agencies to require a depository institution to maintain additional total capital to account for concentration of credit risk and the risk of non-traditional activities. No assurance can be given as to the final form of any such regulation or its effect on the Bank.

Year 2000 Issue. Rapid and accurate data processing is essential to the Company's operations. Many computer programs that can only distinguish the final two digits of the year entered are expected to read entries for the year 2000 as the year 1900 or as zero and incorrectly attempt to compute payment, interest, delinquency and other data. We have been evaluating both information technology (our computer systems) and non-information technology systems (e.g., heating, cooling and ventilation controls). We have contacted the third party suppliers of non-information technology systems (utility companies, etc.) and examined all of our non-information technology systems. The third party suppliers of non-information technology systems have assured us they are aware of the possible year 2000 issue and are working to become year 2000 compliant before December 31, 1999. We do not expect any material costs to address our non-information technology systems and have not had any material costs to date. We have evaluated our information technology systems risk in three areas: (1) our own computers, (2) computers of others used by our borrowers, and (3) computers of others who provide us with data processing.

         Our own computers. Our strategy to address the year 2000 issue in regards to the computers that we own is to replace all computers that are not year 2000 compliant. At December 31, 1998, the majority of our computers had been replaced. We expect to spend approximately $10,000 between March 31, 1999 and September 30, 1999 to replace the remaining computers that are not year 2000 compliant.

         Computers of others used by our borrowers. We have evaluated most of our borrowers and do not believe that the year 2000 problem should, on an aggregate basis, impact the borrowers' ability to make payments to the Company. We believe that most of the Company's residential and consumer borrowers are not dependent on their home computers for income. As a result, we have not contacted residential or consumer borrowers concerning this issue and do not consider this issue in our residential and consumer loan underwriting process. The majority of the Company's commercial real estate loans are collateralized by agricultural real estate and the majority of the Company's commercial operating loans are for farm machinery and farm inputs. We feel that the year 2000 issue should not significantly impact the Company's commercial borrowers' ability to make payments to the Company.

         Computers of others who provide us with data processing. This risk is primarily focused on one-third party service bureau that provides virtually all of the Company's data processing. The software that is used by this service bureau was designed to be year 2000 compliant. We are monitoring the progress this service bureau is making in regards to testing their software and hardware to be year 2000 compliant. Testing of this risk that has been completed includes: testing of the software by the software vendor, testing of the software and hardware by the service bureau, proxy testing of the software and hardware by us and other banks using the service bureau's system and testing by us of the communication links between the Company and the service bureau. We have completed our testing of the software, hardware and communication links and are currently evaluating the results. We estimate that we will spend approximately $40,000 from March 31, 1999 to September 30, 1999 to complete the testing and upgrading of our data processing and communication systems.

         Contingency plan. Should this data processing system fail, the Company has developed a contingency plan. The contingency plan provides for the service bureau to furnish to the Company a complete database tape of our customers' accounts, complete with account history as of December 28, 1999. This information will also be supplied in printed form. Each of the Company's offices will be supplied with a computer workstation loaded with a database front-end entry screen program for recording transactions on their customers' accounts. If this labor-intensive approach is necessary, the Company's employees will become much less efficient. However, we believe the Company will be able to operate in this manner until the existing service bureau, or its replacement, is able to again provide data processing services.

         Despite our best efforts to address the year 2000 issue, the vast number of external entities that have direct and indirect relationships with us makes it impossible to assure that a failure to achieve compliance by one or more of these entities would not have a material adverse impact on the operations of the Company.

                     WELLS FINANCIAL CORP. and SUBSIDIARIES
                                 March 31, 1999

                                   FORM 10-QSB


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



WELLS FINANCIAL CORP.




By:  /s/ Lawrence H. Kruse                                     Date: May 7, 1999
     --------------------------------------------------------        -----------
       Lawrence H. Kruse
       President and Chief Executive Officer


By:  /s/ James D. Moll                                         Date: May 7, 1999
     --------------------------------------------------------        -----------
       James D. Moll
       Treasurer and Principal Financial & Accounting Officer