Form 10QSB
period 1999-06-30
WELLS FINANCIAL CORP
filed 1999-08-04
CIK 934739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended              June 30, 1999
                                        ----------------------------------------
or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ___________________

                         Commission File Number 0-25342
                                                -------
                              Wells Financial Corp.
             (Exact name of Registrant as Specified in Its Charter)

                Minnesota                                                  41-1799504
-------------------------------------------------------------             ----------------------------------
(State or Other Jurisdiction of Incorporation or Organization)            (I.R.S. Employer Identification No.)

                53 1st Street S.W., P.O. Box 310, Wells MN 56097
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (507) 553-3151
                ------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

                                       N/A
                ------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check by |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

The number of shares outstanding of each of the issuer's classes of common stock as of July 30, 1999:

              Class                                         Outstanding
              -----                                         -----------
  $.10 par value per share, common stock                  1,567,760 Shares

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

         Signatures

================================================================================

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Financial Condition
                       June 30, 1999 and December 31, 1998
                             (Dollars in Thousands)
                                   (Unaudited)

ASSETS
                                                                               1999                       1998
                                                                       ---------------------    --------------------------
Cash, including interest-bearing accounts
     6/30/99 $12,782; 12/31/98 $18,523                                         $     13,845                 $      19,446
Certificates of deposit                                                                 500                           500
Securities available for sale, at fair value                                          2,813                         2,968
Securities held to maturity (approximate market value $14,115 at
June 30, 1999 and $5,542 at December 31, 1998)                                       14,376                         5,539
Loans held for sale                                                                     938                         6,097
Loans receivable, net                                                               155,862                       154,305
Accrued interest receivable                                                           1,302                           843
Foreclosed real estate                                                                   15                             -
Premises and equipment                                                                1,269                         1,249
Other assets                                                                          1,090                           929
                                                                       ---------------------    --------------------------
            TOTAL ASSETS                                                       $    192,010                  $    191,876
                                                                       =====================    ==========================
LIABILITIES AND STOCKHOLDERS'  EQUITY

LIABILITIES
   Deposits                                                                    $    159,318                  $    158,441
   Borrowed funds                                                                     5,000                         5,000
   Advances from borrowers for taxes and insurance                                    1,261                         1,220
   Income taxes:
      Current                                                                             -                           128
      Deferred                                                                          845                           885
   Accrued interest payable                                                             227                           100
   Accrued expenses and other liabilities                                                65                           210
                                                                       ---------------------    --------------------------
            TOTAL LIABILITIES                                                       166,716                       165,984
                                                                       ---------------------    --------------------------

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 500,000 shares
      Authorized; none outstanding                                                        -                             -
   Common stock, $.10 par value; authorized 7,000,000
      Shares; issued 2,187,500 shares                                                   219                           219
   Additional paid in capital                                                        16,894                        16,840
   Retained earnings, substantially restricted                                       17,759                        17,211
   Accumulated other comprehensive income                                               810                           901
   Unearned ESOP shares                                                                (513)                         (591)
   Unearned compensation restricted stock awards                                        (45)                          (67)
   Treasury stock, at cost                                                           (9,830)                       (8,621)
                                                                       ---------------------    --------------------------
            TOTAL STOCKHOLDERS' EQUITY                                               25,294                        25,892
                                                                       ---------------------    --------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $    192,010                  $    191,876
                                                                       =====================    ==========================

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                               Three Months Ended                      Six Months Ended
                                                                    June 30,                               June 30,
                                                      -------------------------------------  --------------------------------------
                                                             1999               1998                 1999               1998
                                                        ----------------  ------------------  -------------------  ----------------
Interest and dividend income
   Loans receivable:
      First mortgage loans                               $    2,433         $     2,820          $     4,894        $    5,853
      Consumer and other loans                                  657                 656                1,310             1,301
   Investment securities and other
       interest bearing deposits                                399                 330                  794               594
                                                    ----------------  ------------------  -------------------  ----------------
                    Total interest income                     3,489               3,806                6,998             7,748
                                                    ----------------  ------------------  -------------------  ----------------
Interest Expense
   Deposits                                                   1,818               1,824                3,649             3,611
   Borrowed funds                                                67                 299                  134               703
                                                    ----------------  ------------------  -------------------  ----------------
                     Total interest expense                   1,885               2,123                3,783             4,314
                                                    ----------------  ------------------  -------------------  ----------------
                     Net interest income                      1,604               1,683                3,215             3,434
Provision for loan losses                                         4                  30                   27                60
                                                    ----------------  ------------------  -------------------  ----------------
     Net interest income after provision for
           loan losses                                        1,600               1,653                3,188             3,374
                                                    ----------------  ------------------  -------------------  ----------------
Noninterest income
   Gain  on sale of loans originated for sale                    50                 106                  122               187
   Loan origination and commitment fees                          71                 208                  226               454
   Loan servicing fees                                          101                  63                  194               117
   Insurance commissions                                         89                  84                  162               153
   Fees and service charges                                     123                  93                  235               162
   Other                                                         14                   7                   19                11
                                                    ----------------  ------------------  -------------------  ----------------
                       Total noninterest income                 448                 561                  958             1,084
                                                    ----------------  ------------------  -------------------  ----------------
Noninterest expense
   Compensation and benefits                                    588                 623                1,179             1,201
   Occupancy and equipment                                      215                 183                  404               376
   SAIF deposit insurance premium                                23                  23                   47                46
   Data processing                                               83                  68                  179               141
   Advertising                                                   46                  44                   94                87
   Other                                                        290                 240                  550               453
                                                    ----------------  ------------------  -------------------  ----------------
                  Total noninterest expense                   1,245               1,181                2,453             2,304
                                                    ----------------  ------------------  -------------------  ----------------
                   Income  before taxes                         803               1,033                1,693             2,154
Income tax expense                                              330                 411                  679               874
                                                    ----------------  ------------------  -------------------  ----------------
                   Net Income                            $      473          $      622          $     1,014        $    1,280
                                                    ================  ==================  ===================  ================
Earnings  per share
      Basic earnings per share                           $     0.31          $     0.34          $      0.66        $     0.69
                                                    ================  ==================  ===================  ================
      Diluted earnings per  share                        $     0.30          $     0.33          $      0.64        $     0.67
                                                    ================  ==================  ===================  ================

Weighted average number of common shares outstanding:
           Basic                                          1,519,249           1,852,393            1,547,731         1,861,516
                                                    ================  ==================  ===================  ================
           Diluted                                        1,556,939           1,911,768            1,585,325         1,916,341
                                                    ================  ==================  ===================  ================

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                             (Dollars in Thousands)
                                   (Unaudited)




                                                            Three Months Ended                Six Months Ended
                                                                 June 30,                         June 30,
                                                     ------------ --- --------------    ------------- --- -------------
                                                        1999              1998              1999              1998
                                                     ------------     --------------    -------------     -------------
   Net Income                                            $   473            $   622         $  1,014          $  1,280
   Other comprehensive income:
      Unrealized appreciation  (depreciation) on
      securities available for sale                           16               (11)            (155)               121
       Income tax benefit (expense)                          (7)                  4               63              (50)
                                                     ------------     --------------    -------------     -------------
   Comprehensive income                                  $   482            $   615         $    922           $ 1,351
                                                     ============     ==============    =============     =============





                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                     For the Six Months Ended June 30, 1999
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                             Unearned       Unearned
                                                             Accumulated     Employee     Compensation
                                     Additional                 Other          Stock       Restricted                 Total
                             Common   Paid-In    Retained    Comprehensive   Ownership        Stock    Treasury     Stockholders'
                             Stock    Capital    Earnings       Income       Plan shares     Awards     Stock         Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 1998         $  219    $ 16,840   $ 17,211        $  901    $  (591)       $    (67)   $ (8,621)     $    25,892

Net income for
   the six months
   ended  June 30, 1999          -           -      1,014             -          -               -           -            1,014

Net change in
   unrealized
   appreciation
   on securities
   available for
   sale, net of
   related
   deferred taxes                -           -          -           (91)         -               -           -              (91)

Treasury
  stock purchases                                                                                       (1,209)          (1,209)

Amortization of
  unearned
  compensation                   -           -          -             -          -              22           -               22

Dividends on
  common stock                   -           -       (466)            -          -               -           -             (466)

Allocated employee
   stock ownership
   plan shares                   -          54          -             -         78               -           -              132
                         ------------------------------------------------------------------------------------------------------

Balance June 30, 1999       $  219    $ 16,894   $ 17,759        $  810    $  (513)      $     (45)   $ (9,830)     $    25,294
                         ======================================================================================================


                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                      Consolidated Statements of Cash Flow
                     Six Months Ended June 30, 1999 and 1998
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                          1999        1998
                                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                            $ 1,014    $   1280
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                                            27          60
         Gain on the sale of loans originated for sale                       (86)       (187)
         Compensation on allocation of ESOP shares                           132         137
         Amortization of restricted stock awards                              22          51
         (Gain) loss on the sale of foreclosed real estate                    --           1
         Unrealized gain on loans held for sale                               --         (14)
         Gain on disposal of leasehold improvements                           --         (28)
         Deferred income taxes                                                23          90
         Depreciation and amortization on premises and equipment             121         142
         Amortization of deferred loan origination fees                      (89)       (123)
         Amortization of excess servicing fees, mortgage servicing
            rights and bond premiums and discounts                           107          60
         Loans originated for sale                                       (23,437)    (41,236)
         Proceeds from the sale of loans originated for sale              28,501      39,971
         Changes in assets and liabilities:
            Accrued interest receivable                                     (459)        (22)
            Other assets                                                     (84)       (106)
            Income taxes payable, current                                   (128)        (97)
            Accrued expenses and other liabilities                           (18)        186
                                                                        --------    --------
         Net cash provided by operating activities                         5,646         165
                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) decrease in loans                                   $ (1,593)   $ 16,470
     Purchase of certificates of deposit                                    (400)     (5,300)
     Purchase of securities held to maturity                              (9,984)     (2,840)
     Proceeds from principal repayments of mortgage backed securities         --          86
     Proceeds from the maturities of certificates of deposit                 400       6,000
     Proceeds from the maturities of securities held to maturity           1,145       2,014
     Proceeds from the disposal of leasehold improvements                     --          75
     Proceeds from the sale and redemption of foreclosed real estate          83          --
     Investment in foreclosed real estate                                     --          (2)
     Purchase of premises and equipment                                     (141)        (41)
                                                                        --------    --------
         Net cash used in investment activities                          (10,490)     16,462
                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase  in deposits                                       $    877    $  7,074
        Net increase in advances from borrowers
        for taxes and insurance                                               41          85
        Proceeds from repayment of loan to ESOP                               --          25
        Repayments on borrowed funds                                          --     (19,500)
        Purchase of treasury stock                                        (1,209)     (1,682)
        Dividends on common stock                                           (466)       (529)
                                                                        --------    --------
         Net cash used in financing activities                              (757)    (14,527)
                                                                        --------    --------
      Net increase (decrease) in cash and cash equivalents                (5,601)      2,100

CASH:
   Beginning                                                              19,446       5,971
                                                                        --------    --------
   Ending                                                               $ 13,845    $  8,071
                                                                        ========    ========


                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                Consolidated Statements of Cash Flow (continued)
                     Six Months Ended June 30, 1999 and 1998
                             (Dollars in Thousands)
                                   (Unaudited


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
     Interest on deposits                                                         $3,522            $3,429
     Interest on borrowed funds                                                      134               733
     Income taxes                                                                    691               778
                                                                                  ======            ======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
     Transfers from loans to foreclosed real estate                               $   98            $   33
     Allocation of ESOP shares to participants                                        78                81
     Net change in unrealized appreciation on securities available for sale           92                71
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


NOTE 2.  REGULATORY CAPITAL

         The following table presents the Bank's regulatory capital amounts and percents at June 30, 1999 and December 31, 1998.

                                    June 30, 1999        December 31, 1998
                                  Amount   Percent       Amount     Percent
     -----------------------------------------------------------------------
                                          (Dollars in Thousands)
     Tier 1 (Core) Capital:
          Required              $  7,356     4.00%   $    5,480       3.00%
          Actual                  16,513     8.98%       15,896       8.70%
          Excess                   9,157     4.98%       10,416       5.70%

     Risk-based Capital
          Required                 9,229     8.00%        9,066       8.00%
          Actual                  17,377    15.06%       16,745      14.78%
          Excess                   8,148     7.06%        7,679       6.78%

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

         The weighted average number of shares of common stock used to compute the basic earnings per share were 1,547,731 and 1,861,516 for the six month periods ended June 30, 1999 and 1998, respectively. The weighted average number of shares of common stock were increased by 37,594 and 54,825 for the six month periods ended June 30, 1999 and 1998, respectively, for the assumed exercise of the employee stock options in computing the diluted per-share data.

NOTE 4.  SELECTED FINANCIAL DATA

                                                                                  For the six months ended
                                                                                          June 30,
                                                                                  1999               1998
                                                                             -----------------------------------
Return on assets
   (ratio of net income to average total assets) (1)                                  1.05%               1.26%

Return on equity
   (ratio of net income to average equity) (1)                                        7.93%               8.58%

Equity to assets ratio
   (ratio of average equity to average total assets)                                 13.25%              14.69%

Net interest margin
   (ratio of net interest income to average interest earning assets) (1)              3.42%               3.46%

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

         The Bank has eight full service offices located in Faribault, Martin, Blue Earth, Nicollet, Freeborn and Steele Counties, Minnesota.

Comparison of Financial Condition at June 30, 1999 and December 31, 1998:

         Total assets increased by $134,000, from $191,876,000 at December 31, 1998 to $192,010,000 at June 30, 1999. Loans held for sale decreased by $5,159,000 from $6,097,000 at December 31, 1998 to $938,000 at June 30, 1999 as
management elected to retain the majority of the residential mortgage loans that were originated by the Company during the second quarter of 1999. Loans receivable increased by $1.6 million dollars during the first six months of 1999. This increase was primarily due to an increase in nonresidential mortgage loans that were originated and retained by the Company.

         In accordance with the Bank's internal classification of assets policy, management evaluates the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions. As of June 30, 1999 and December 31, 1998 the balances in the allowance for loan losses and the allowance for loan losses as a percentage of total loans were $867,000 and $853,000 and 0.55% and 0.53%, respectively.

         Activity in the Company's allowance for loan losses for the six months ended June 30, 1999 and 1998 is summarized as follows:

                                 1999         1998
                              ----------------------

Balance on January 1,         $ 852,557    $ 763,292
  Provision for loan losses
                                 27,000       60,000
  Charge-offs
                                (26,296)     (17,585)
  Recoveries
                                 13,271        6,786
                              ---------    ---------
Balance on June 30,           $ 866,532    $ 812,493
                              =========    =========


         Loans on which the accrual of interest has been discontinued amounted to $141,000 and $260,000 at June 30, 1999 and December 31, 1998, respectively. The effect of nonaccrual loans was not significant to the results of operations. The Company includes all loans considered impaired under FASB Statement No. 114 in nonaccrual loans. The amount of impaired loans was not material at June 30, 1999 and December 31, 1998.

         Liabilities increased by $732,000, from $165,984,000 at December 31, 1998 to $166,716,000 at June 30, 1999. The increase in liabilities was primarily the result of a $877,000 increase in deposits and, to a lesser extent, a $41,000 increase in advances from borrowers for taxes and insurance.

         Equity decreased by $598,000 from $25,892,000 at December 31, 1998 to $25,294,000 at June 30, 1999. This change in equity is primarily due to net income of $1,014,000 for the six months ended June 30, 1999 being offset by the purchase of 75,600 shares of treasury stock at a total cost of $1,209,000. Also affecting equity were payments on February 12, 1999 and May 14, 1999 of $237,000 and $229,000, or $0.15 and $0.15 per share, respectively, in cash dividends. On July 21, 1999, the Board of Directors of the Company declared a $0.15 per share cash dividend to be paid on August 13, 1999 to the stockholders of record on August 2, 1999. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

Comparison of Operating Results for the Three and Six Month Periods Ended June 30, 1999 and June 30, 1998.

         Net Income. Net income decreased by $149,000 and $266,000 for the three and six month periods ended June 30, 1999, respectively, when compared to the same periods in 1998 primarily due to a decrease in net interest income of $79,000 and $219,000 for the three and six month periods ended June 30, 1999 when compared to the same periods in 1998.

         Interest Income. Interest income from the loan portfolio decreased by $386,000 and $950,000 for the three and six-month periods ended June 30, 1999, respectively, when compared to the same periods in 1998. Interest income from investments in securities, certificates of deposit and interest earned on interest bearing cash accounts increased by $69,000 and $200,000 for the three and six month periods ended June 30, 1999 when compared to the same periods in 1998. The decrease in interest income from the loan portfolio for the three and six month periods ended June 30, 1999 when compared to the same periods in 1998 were primarily the result of a decrease in the average amount of the loan portfolio during the first six months of 1999 when compared to the same period in 1998. Due to lower interest rates on residential mortgages, management elected to sell the majority of the residential loans originated during 1998 and the first three months of 1999 to the secondary market. Included in the loans originated and sold during 1998 and the first three months of 1999 were loans from the Company's mortgage loan portfolio that were refinanced. This is the primary reason for the decrease in the average amount of the loan portfolio. The increase in interest income from investment securities, certificates of deposit and other interest bearing deposits was primarily the result of increases in the average amounts of these investments during the first half of 1999 when compared to the same period in 1998.

         Interest Expense. Total interest expense decreased by $238,000 and $531,000 for the three and six month periods ended June 30, 1999, respectively, when compared to the same periods in 1998 primarily due to a decrease in interest expense on borrowed funds. The decrease in interest expense on borrowed funds was due to a decrease in the average amount of borrowed funds during the three and six-month periods ended June 30, 1999 when compared to the same periods in 1998. Cash obtained from the sale of loans that were refinanced during 1998 to the secondary market was used to reduce borrowed funds, which resulted in a decrease in the average amounts of borrowed funds.

         Net Interest income. Net interest income decreased by $79,000 and $219,000 for the three and six- month periods ended June 30, 1999 when compared to the same periods in 1998 due to the changes in interest income and interest expense described above.

         Provision for loan losses. The provision for loan losses decreased by $26,000 for the three-month period ended June 30, 1999 and decreased by $33,000 for the six-month period ended June 30, 1999 when compared to the same periods in 1998. Management evaluates the quality of the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan loss. Based on these continuing reviews, management decreased the monthly provision for loan loss beginning in January of 1999. While the Company maintains its allowance for loan losses at a level that is considered to be adequate to provide for potential losses, there can be no assurance that further additions will not be made to the loss allowance and that losses will not exceed estimated amounts.

         Noninterest Income. Noninterest income decreased by $113,000 and $126,000 for the three and six-month periods ended June 30, 1999, respectively, when compared to the same periods in 1998. The decrease in noninterest income was primarily due to decreases in loan origination and commitment fees of $137,000 and $228,000 for the three and six-month periods ended June 30, 1999 when compared to the same periods in 1998. These decreases resulted from a smaller amount of loans originated and sold to the secondary market during the first six months of 1999 when compared to the first six months of 1998. The decreases in loan origination and commitment fees were partially offset by increases in loan servicing fees of $38,000 and $77,000 for the three and six months ended June 30, 1999, respectively, when compared to the same periods in 1998 and increases in fees and service charges of $30,000 and $73,000 for the three and six month periods ended June 30, 1999 when compared to the same periods during 1998.

         Noninterest Expense. Noninterest expense increased by $64,000 and $149,000 for the three and six month periods ended June 30, 1999, respectively, when compared to the same periods in 1998 primarily due to increases in occupancy and equipment, data processing and other noninterest expense. Other noninterest expense increased by $50,000 and $97,000 for the three month and six month periods ended June 30, 1999, respectively, when compared to the same periods in 1998. The increases in other noninterest expense are primarily due to increases in the amortization of mortgage servicing rights of $26,000 and $48,000 for the three and six-month periods ended June 30, 1999, respectively, when compared to the same periods in 1998.

         Income Tax Expense. Income tax expense decreased by $81,000 and $195,000 for the three and six month periods ended June 30, 1999 when compared to the same periods in 1998. This decrease was the result of a decrease in income before income taxes for the three and six-month periods ended June 30, 1999 when compared to the same periods in 1998.

         Non-performing Assets. The following table sets forth the amounts and categories of non-performing assets at June 30, 1999 and December 31, 1998.


                                            June 30, 1999      December 31, 1998
                                            ------------------------------------
                                                    (Dollars in Thousands)
Non-accruing loans
    One to four family real estate            $       78            $     192
    Consumer                                          63                   68
                                              ----------            ---------
Total                                         $      141            $     260
                                              ----------            ---------

Accruing loans which are contractually
Past due 90 days or more
    One to four family real estate            $      126            $     100
    Commercial real estate                            --                   --
                                              ----------            ---------
Total                                         $      126            $     100
                                              ----------            ---------


Total non-accrual and accruing loans
Past due 90 days or more                      $      267            $     360
                                              ==========            =========

Repossessed and non-performing assets
   Repossessed property                       $       15            $      --
   Other non-performing assets                        --                   --
                                              ----------            ---------
Total repossessed and non-performing assets   $       15            $      --
                                              ----------            ---------

Total non-performing assets                   $      282            $     360
                                              ==========            =========

Total non-accrual and accruing loans
past due 90 days or more to net loans               0.17%               0.23%
                                              ==========            =========

Total non-accrual and accruing loans
past due 90 days or more to total assets            0.14%               0.19%
                                              ==========            =========

Total nonperforming assets to total assets          0.15%               0.19%
                                              ==========            ========

         Financial Standards Board Statement No. 114, Accounting by Creditors for Impairment of a Loan, and Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, require that impaired loans within the scope of these Statements be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate; or as a practical expedient, either at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. At June 30, 1999 and December 31, 1998, the value of loans that would be classified as impaired under these Statements is considered to be immaterial.

Liquidity and Capital Resources:

          The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of US Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At June 30, 1999, the Bank's liquidity, as measured for regulatory purposes, was 12.55%. The Bank adjusts liquidity as appropriate to meet its asset/liability objectives.

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

         In 1996 and 1998, the Company approved stock buy back programs in which up to 535,340 shares of the common stock of the Company could be acquired. The Company bought 307,200 shares of its common stock during 1998, which completed these approved buy back programs. During January 1999, the Company approved a stock buy back program in which up to 129,660 shares of the common stock of the Company could be acquired. As of June 30, 1999, 75,600 shares of the Company's stock had been acquired under this stock buy back program.

         The Company paid a cash dividend of $0.15 per share on February 12, 1999 and May 14, 1999. The Company declared a cash dividend of $0.15 per share payable on August 13, 1999 to stockholders of record on August 2, 1999. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

         Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) to meet prescribed regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. At June 30, 1999, the Bank met all current capital requirements.

         The Office of Thrift Supervision (OTS) has adopted a core capital requirement for savings institutions comparable to the requirement for national banks. The OTS core capital requirement for the Bank is 4% of adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 8.98% at June 30, 1999.

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

         Our own computers. Our strategy to address the year 2000 issue in regards to the computers that we own is to replace all computers that are not year 2000 compliant. At December 31, 1998, the majority of our computers had been replaced. We expect to spend approximately $6,000 between June 30, 1999 and September 30, 1999 to replace the remaining computers that are not year 2000 compliant.

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

         Computers of others who provide us with data processing. This risk is primarily focused on one-third party service bureau that provides virtually all of the Company's data processing. The software that is used by this service bureau was designed to be year 2000 compliant. We are monitoring the progress this service bureau is making in regards to testing their software and hardware to be year 2000 compliant. Testing of this risk that has been completed includes: testing of the software by the software vendor, testing of the software and hardware by the service bureau, proxy testing of the software and hardware by us and other banks using the service bureau's system and testing by us of the communication links between the Company and the service bureau. We have completed our testing of the software, hardware and communication links and are currently evaluating the results. We estimate that we will spend approximately $25,000 from June 30, 1999 to September 30, 1999 to complete the testing and upgrading of our data processing and communication systems.

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

                     WELLS FINANCIAL CORP. and SUBSIDIARIES
                                  June 30, 1999

                                   FORM 10-QSB


PART II. OTHER INFORMATION


Item 1.           Legal Proceedings
                  -----------------

                  None

Item 2.           Changes in Securities
                  -----------------

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


               -------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



WELLS FINANCIAL CORP.



By:  /s/ Lawrence H. Kruse                                      Date:    July 30, 1999
     ---------------------------------------------------------           -------------
       Lawrence H. Kruse
       President and Chief Executive Officer


By:  /s/ James D. Moll                                          Date:    July 30, 1999
     ---------------------------------------------------------           -------------
       James D. Moll
       Treasurer and Principal Financial & Accounting Officer
