Form 10QSB
period 1999-09-30
WELLS FINANCIAL CORP
filed 1999-11-09
CIK 934739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended              September 30, 1999
                                        ----------------------------------------
or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                     to
                                        -------------------    -----------------

                         Commission File Number 0-25342
                                                -------

                              Wells Financial Corp.
                  --------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

          Minnesota                                          41-1799504
-------------------------------                          --------------------
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

The number of shares outstanding of each of the issuer's classes of common stock as of October 15, 1999:

                           Class                           Outstanding
                           -----                           -----------
         $.10 par value per share, common stock          1,450,660 Shares

================================================================================


                      WELLS FINANCIAL CORP. and SUBSIDIARY

                              LOGO GRAPHIC OMITTED

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

         Signatures


================================================================================

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Financial Condition
                    September 30, 1999 and December 31, 1998
                             (Dollars in Thousands)
                                   (Unaudited)

ASSETS
                                                                      1999        1998
                                                                   ---------    ---------

Cash, including interest-bearing accounts
     9/30/99 $1,138; 12/31/98 $18,523                              $   2,606    $  19,446
Certificates of deposit                                                  400          500
Securities available for sale, at fair value                           2,669        2,968
Securities held to maturity (approximate market value $15,231 at
September 30, 1999 and $5,542 at December 31, 1998)                   15,585        5,539
Loans held for sale                                                      435        6,097
Loans receivable, net                                                167,267      154,305
Accrued interest receivable                                            1,499          843
Foreclosed real estate                                                    31         --
Premises and equipment                                                 1,351        1,249
Other assets                                                           1,004          929
                                                                   ---------    ---------
            TOTAL ASSETS                                           $ 192,847     $191,876
                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS'  EQUITY

LIABILITIES
   Deposits                                                        $ 157,261    $ 158,441
   Borrowed funds                                                      9,000        5,000
   Advances from borrowers for taxes and insurance                     1,849        1,220
   Income taxes:
      Current
                                                                         (38)         128
      Deferred                                                           777          885
   Accrued interest payable                                              302          100
   Accrued expenses and other liabilities                                186          210
                                                                   ---------    ---------
            TOTAL LIABILITIES                                        169,337      165,984
                                                                   ---------    ---------

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 500,000 shares
      Authorized; none outstanding                                      --           --
   Common stock, $.10 par value; authorized 7,000,000
      Shares; issued 2,187,500 shares                                    219          219
   Additional paid in capital                                         16,921       16,840
   Retained earnings, substantially restricted                        17,968       17,211
   Accumulated other comprehensive income,
                                                                         725          901
   Unearned ESOP shares                                                 (474)        (591)
   Unearned compensation restricted stock awards                         (34)         (67)
   Treasury stock, at cost                                           (11,815)      (8,621)
                                                                   ---------    ---------
            TOTAL STOCKHOLDERS' EQUITY                                23,510       25,892
                                                                   ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 192,847    $ 191,876
                                                                   =========    =========

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                           Three Months Ended                      Nine Months Ended
                                                             September 30,                           September 30,
                                                  -------------------------------------  --------------------------------------
                                                         1999               1998                 1999               1998
                                                    ----------------  ------------------  -------------------  ----------------
Interest and dividend income Loans receivable:
      First mortgage loans                               $    2,543         $     2,741          $     7,437        $    8,594
      Consumer and other loans                                  691                 662                2,001             1,963
   Investment securities and other
       interest bearing deposits                                322                 189                1,116               783
                                                    ----------------  ------------------  -------------------  ----------------
                    Total interest income                     3,556               3,592               10,554            11,340
                                                    ----------------  ------------------  -------------------  ----------------
Interest Expense
   Deposits                                                   1,831               1,884                5,480             5,495
   Borrowed funds                                                75                  68                  209               771
                                                    ----------------  ------------------  -------------------  ----------------
                     Total interest expense                   1,906               1,952                5,689             6,266
                                                    ----------------  ------------------  -------------------  ----------------
                     Net interest income                      1,650               1,640                4,865             5,074
Provision for loan losses                                         -                  30                   27                90
                                                    ----------------  ------------------  -------------------  ----------------
     Net interest income after provision for
           loan losses                                        1,650               1,610                4,838             4,984
                                                    ----------------  ------------------  -------------------  ----------------
Noninterest income
   Gain  on sale of loans originated for sale                    39                  90                  161               277
   Loan origination and commitment fees                          38                 171                  264               625
   Loan servicing fees                                          101                  71                  295               188
   Insurance commissions                                         92                  92                  254               245
   Fees and service charges                                      99                  92                  334               254
   Other                                                          9                   5                   28                16
                                                    ----------------  ------------------  -------------------  ----------------
                       Total noninterest income                 378                 521                1,336             1,605
                                                    ----------------  ------------------  -------------------  ----------------
Noninterest expense
   Compensation and benefits                                    637                 600                1,816             1,801
   Occupancy and equipment                                      185                 190                  589               566
   SAIF deposit insurance premium                                24                  23                   71                69
   Data processing                                               77                  66                  256               207
   Advertising                                                   66                  48                  160               135
   Other                                                        292                 218                  842               671
                                                    ----------------  ------------------  -------------------  ----------------
                  Total noninterest expense                   1,281               1,145                3,734             3,449
                                                    ----------------  ------------------  -------------------  ----------------
                   Income  before taxes                         747                 986                2,440             3,140
Income tax expense                                              303                 410                  982             1,284
                                                    ----------------  ------------------  -------------------  ----------------
                   Net Income                             $     444          $      576          $     1,458        $    1,856
                                                    ================  ==================  ===================  ================
Earnings  per share
      Basic earnings per share                           $     0.30          $     0.34          $      0.96        $     1.03
                                                    ================  ==================  ===================  ================
      Diluted earnings per  share                        $     0.29          $     0.33          $      0.94        $     1.00
                                                    ================  ==================  ===================  ================

Weighted average number of common shares outstanding:
           Basic                                          1,471,337           1,706,993            1,518,562         1,805,235
                                                    ================  ==================  ===================  ================
           Diluted                                        1,508,291           1,758,048            1,555,940         1,858,833
                                                    ================  ==================  ===================  ================

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                             (Dollars in Thousands)
                                   (Unaudited)




                                                            Three Months Ended                Nine Months Ended
                                                              September 30,                     September 30,
                                                     ------------ --- --------------    ------------- --- -------------
                                                        1999              1998              1999              1998
                                                     ------------     --------------    -------------     -------------
   Net Income                                            $   444            $   576         $  1,458          $  1,856
   Other comprehensive income:
      Unrealized appreciation  (depreciation) on
      securities available for sale                         (144)                59             (298)              180
       Income tax benefit (expense)                           59                (24)             122               (74)
                                                     ------------     --------------    -------------     -------------
   Comprehensive income                                  $   359            $   611         $  1,282           $ 1,962
                                                     ============     ==============    =============     =============

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                  For the Nine Months Ended September 30, 1999
                             (Dollars in Thousands)
                                   (Unaudited)



                                                                                Unearned
                                                                                Employee      Unearned
                                                                Accumulated      Stock      Compensation
                                      Additional                   Other        Ownership    Restricted                   Total
                              Common     Paid-In   Retained     Comprehensive    Plan           Stock     Treasury    Stockholders'
                              Stock      Capital    Earnings       Income       shares          Awards     Stock          Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998    $  219    $ 16,840   $ 17,211     $      901    $   (591)      $    (67)   $ (8,621)     $   25,892

Net income for the nine months
   ended  September 30, 1999       -           -      1,458              -           -              -           -           1,458

Net change in unrealized
   appreciation  on securities
   available for sale, net of
   related deferred taxes          -           -          -           (176)          -              -           -            (176)

Treasury stock purchases                                                                                   (3,194)         (3,194)

Amortization of unearned
   compensation                    -           -          -              -           -             33           -              33

 Dividends on common stock         -           -       (701)             -           -              -           -            (701)

Allocated employee stock
   ownership plan shares           -                      -              -         117              -           -             198
                              -----------------------------------------------------------------------------------------------------

Balance September 30, 1999    $  219    $ 16,921   $ 17,968     $      725    $   (474)     $     (34)   $(11,815)     $   23,510
                              =====================================================================================================

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                      Consolidated Statements of Cash Flow
                  Nine Months Ended September 30, 1999 and 1998
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                          1999        1998
                                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                           $  1,458    $  1,856
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                                            27          90
         Gain on the sale of loans originated for sale                      (119)       (277)
         Compensation on allocation of ESOP shares                           198         242
         Amortization of restricted stock awards                              33          70
         (Gain) loss on the sale of foreclosed real estate                  --             1
         Unrealized gain on loans held for sale                             --           (14)
         Gain on disposal of leasehold improvements                         --           (28)
         Deferred income taxes                                                13         104
         Depreciation and amortization on premises and equipment             185         207
         Amortization of deferred loan origination fees                     (124)       (176)
         Amortization of excess servicing fees, mortgage servicing
           rights and bond premiums and discounts                            165          96
         Loans originated for sale                                       (27,002)    (57,194)
         Proceeds from the sale of loans originated for sale              32,577      56,260
         Changes in assets and liabilities:
            Accrued interest receivable                                     (656)        (58)
            Other assets                                                     (31)        (80)
            Income taxes payable, current                                   (166)          4
            Accrued expenses and other liabilities                           178         265
                                                                        --------    --------
         Net cash provided by operating activities                         6,736       1,368
                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) decrease  in loans                                  $(12,987)   $ 20,344
     Purchase of certificates of deposit                                    (400)     (5,300)
     Purchase of securities held to maturity                             (11,230)     (2,840)
     Proceeds from principal repayments of mortgage backed securities       --            86
     Proceeds from the maturities of certificates of deposit                 500       6,000
     Proceeds from the maturities of securities held to maturity           1,183       2,893
     Proceeds from the sale of securities available for sale                 212
     Proceeds from the disposal of leasehold improvements                   --            75
     Proceeds from the sale and redemption of foreclosed real estate          97        --
     Investment in foreclosed real estate                                     (6)         (2)
     Purchase of premises and equipment                                     (287)       (112)
                                                                        --------    --------
         Net cash provided by (used in) investment activities            (23,130)     21,356
                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net decrease  in deposits                                       $ (1,180)   $  7,277
        Net increase in advances from borrowers
        for taxes and insurance                                              629         684
        Proceeds from repayment of loan to ESOP                             --          --
        Repayments on borrowed funds                                       4,000     (19,500)
        Purchase of treasury stock                                        (3,194)     (5,937)
       Dividends on common stock                                            (701)       (789)
                                                                        --------    --------
         Net cash used in financing activities                              (446)    (18,265)
                                                                        --------    --------
      Net increase (decrease) in cash and cash equivalents                 4,459     (16,840)

CASH:
   Beginning                                                              19,446       5,971
                                                                        --------    --------
   Ending                                                               $  2,606    $ 10,430
                                                                        ========    ========


                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                Consolidated Statements of Cash Flow (continued)
                  Nine Months Ended September 30, 1999 and 1998
                             (Dollars in Thousands)
                                   (Unaudited


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
     Interest on deposits                                                        $ 5,351    $ 5,262
     Interest on borrowed funds                                                      207        801
     Income taxes                                                                    995      1,176
                                                                                 =======    =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTIING FINANCING
ACTIVITIES:
     Transfers from loans to foreclosed real estate                              $    98    $    33
     Allocation of ESOP shares to participants                                       117        124
     Net change in unrealized appreciation on securities available for sale         (176)       106
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


NOTE 2.  REGULATORY CAPITAL

         The following table presents the Bank's regulatory capital amounts and percents at September 30, 1999 and December 31, 1998.

                          September 30, 1999        December 31, 1998
                          Amount      Percent       Amount     Percent
             ----------------------------------------------------------------
                                      (Dollars in Thousands)
Tier 1 (Core) Capital:
     Required            $ 7,467       4.00%       $ 5,480       3.00%
     Actual               16,666       8.93%        15,896       8.70%
     Excess                9,199       4.93%        10,416       5.70%

Risk-based Capital
     Required              9,918       8.00%         9,066       8.00%
     Actual               17,524      14.13%        16,745      14.78%
     Excess                7,606       6.13%         7,679       6.78%

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

         The weighted average number of shares of common stock used to compute the basic earnings per share were 1,518,562 and 1,805,235 for the nine month periods ended September 30, 1999 and 1998, respectively. The weighted average number of shares of common stock were increased by 37,378 and 53,598 for the nine month periods ended September 30, 1999 and 1998, respectively, for the assumed exercise of the employee stock options in computing the diluted per-share data.

NOTE 4.  SELECTED FINANCIAL DATA

                                                                           For the nine months ended
                                                                                September 30,
                                                                                 1999       1998
                                                                             -----------------------
Return on assets
   (ratio of net income to average total assets) (1)                             1.01%      1.25%

Return on equity
   (ratio of net income to average equity) (1)                                   7.74%      8.62%

Equity to assets ratio
   (ratio of average equity to average total assets)                            13.04%     13.55%

Net interest margin
   (ratio of net interest income to average interest earning assets) (1)         3.45%      3.48%

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

         The income of the Company is derived primarily from the operations of the Bank and the Bank's subsidiaries, and to a lesser degree from interest income from securities and certificates of deposit with other banks. The Bank's net income is primarily dependent upon the difference (or spread) between the average yield earned on loans, investments and mortgage-backed securities and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. Net income is also affected by, among other things, provision for loan losses, gains on the sale of interest earning assets, service charges, servicing fees, subsidiary activities, operating expenses, and income taxes.

         The Bank has eight full service offices located in Faribault, Martin, Blue Earth, Nicollet, Freeborn and Steele Counties, Minnesota.

Comparison of Financial Condition at September 30, 1999 and December 31, 1998:

         Total assets increased by $971,000, from $191,876,000 at December 31, 1998 to $192,847,000 at September 30, 1999. Loans receivable and securities held to maturity increased by $12.9 million and $10 million, respectively, at September 30, 1999 when compared to December 31, 1998. The increase in loans receivable was primarily due to an increase in loans secured by agricultural real estate. Cash decreased by $16.8 million, from $19,446,000 at December 31, 1998 to $2,606,000 at September 30, 1999 as cash and cash obtained from the increase in borrowed funds was used to fund loan growth, the purchase of securities held to maturity and the purchase of 201,500 shares of treasury stock.

         In accordance with the Bank's internal classification of assets policy, management evaluates the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions. As of September 30, 1999 and December 31, 1998 the balances in the allowance for loan losses and the allowance for loan losses as a percentage of total loans were $858,000 and $853,000 and 0.51% and 0.53%, respectively.

         Activity in the Company's allowance for loan losses for the nine months ended September 30, 1999 and 1998 is summarized as follows:

                                 1999         1998
                               ----------------------

Balance on January 1,         $ 852,557    $ 763,292
  Provision for loan losses      27,000       90,000
  Charge-offs                   (37,223)     (23,047)
  Recoveries                     15,874       10,886
                              ---------    ---------
Balance on September 30,      $ 858,208    $ 841,131
                              =========    =========


         Loans on which the accrual of interest has been discontinued amounted to $196,000 and $260,000 at September 30, 1999 and December 31, 1998,
respectively. The effect of nonaccrual loans was not significant to the results of operations. The Company includes all loans considered impaired under FASB Statement No. 114 in nonaccrual loans. The amount of impaired loans was not material at September 30, 1999 and December 31, 1998.

         Liabilities increased by $3,353,000, from $165,984,000 at December 31, 1998 to $169,337,000 at September 30, 1999. This increase is primarily due to a $4,000,000 increase in borrowed funds, which was used to fund loan growth and to purchase investment securities and treasury stock.

         Equity decreased by $2,382,000 from $25,892,000 at December 31, 1998 to $23,510,000 at September 30, 1999. This change in equity is primarily due to net income of $1,458,000 for the nine months ended September 30, 1999 being offset by the purchase of 201,500 shares of treasury stock at a total cost of $3,194,000. Also affecting equity during the first nine months of 1999 were payments totaling $701,000 in cash dividends. On October 19, 1999, the Board of Directors of the Company declared a $0.15 per share cash dividend to be paid on November 12, 1999 to the stockholders of record on November 1, 1999. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

Comparison of Operating Results for the Three and Nine Month Periods Ended September 30, 1999 and September 30, 1998.

         Net Income. Net income decreased by $132,000 and $398,000 for the three and nine-month periods ended September 30, 1999, respectively, when compared to the same periods in 1998. The decreases in net income were primarily due to decreases of $133,000 and $361,000 in loan origination and commitment fees for the three and nine-month periods ended September 30, 1999, respectively, when compared to the same periods in 1998. Early in 1999 interest rates on mortgage loans increased. This resulted in fewer mortgage loans being refinanced during the first nine months of 1999 when compared to the same period in 1998 which is the primary reason for the decrease in loan origination and commitment fees.

         Interest Income. Interest income from the loan portfolio decreased by $169,000 and $1,119,000 for the three and nine-month periods ended September 30, 1999, respectively, when compared to the same periods in 1998. Interest income from investments in securities, certificates of deposit and interest earned on interest bearing cash accounts increased by $133,000 and $333,000 for the three and nine month periods ended September 30, 1999 when compared to the same periods in 1998. The decrease in interest income from the loan portfolio for the three and nine month periods ended September 30, 1999 when compared to the same periods in 1998 were primarily the result of a decrease in the average amount of the loan portfolio during the first nine months of 1999 when compared to the same period in 1998. Due to lower interest rates on residential mortgages, management elected to sell the majority of the residential loans originated during 1998 and the first three months of 1999 to the secondary market. Included in the loans originated and sold during 1998 and the first three months of 1999 were loans from the Company's mortgage loan portfolio that were refinanced. This is the primary reason for the decrease in the average amount of the loan portfolio. The increase in interest income from investment securities, certificates of deposit and other interest bearing deposits was primarily the result of increases in the average amounts of these investments during the first nine months of 1999 when compared to the same period in 1998.

         Interest Expense. Total interest expense decreased by $46,000 and $577,000 for the three and nine month periods ended September 30, 1999, respectively, when compared to the same periods in 1998 primarily due to a decrease in interest expense on borrowed funds. The decrease in interest expense on borrowed funds was due to a decrease in the average amount of borrowed funds during the three and nine-month periods ended September 30, 1999 when compared to the same periods in 1998.

         Net Interest income. Net interest income increased by $10,000 and decreased by $209,000 for the three and nine month periods ended September 30, 1999, respectively, when compared to the same periods in 1998 due to the changes in interest income and interest expense described above.

         Provision for loan losses. The provision for loan losses decreased by $30,000 for the three-month period ended September 30, 1999 and decreased by $63,000 for the nine month period ended September 30, 1999 when compared to the same periods in 1998. Management evaluates the quality of the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan loss. Based on these continuing reviews, management decreased the monthly provision for loan loss beginning in January of 1999. While the Company maintains its allowance for loan losses at a level that is considered to be adequate to provide for potential losses, there can be no assurance that further additions will not be made to the loss allowance and that losses will not exceed estimated amounts.

         Noninterest Income. Noninterest income decreased by $143,000 and $269,000 for the three and nine-month periods ended September 30, 1999, respectively, when compared to the same periods in 1998. The decrease in noninterest income was primarily due to decreases in loan origination and commitment fees of $133,000 and $361,000 for the three and nine-month periods ended September 30, 1999 when compared to the same periods in 1998 which resulted from the decreased refinance activity described above. The decreases in loan origination and commitment fees were partially offset by increases in loan servicing fees and increases in fees and service charges.

         Noninterest Expense. Noninterest expense increased by $136,000 and $285,000 for the three and nine month periods ended September 30, 1999, respectively, when compared to the same periods in 1998 primarily due to increases in data processing and other noninterest expense. Other noninterest expense increased by $74,000 and $171,000 for the three month and nine month periods ended September 30, 1999, respectively, when compared to the same periods in 1998. The increases in other noninterest expense are primarily due to increases in the amortization of mortgage servicing rights of $24,000 and $72,000 for the three and nine-month periods ended September 30, 1999, respectively, when compared to the same periods in 1998.

         Income Tax Expense. Income tax expense decreased by $107,000 and $302,000 for the three and nine month periods ended September 30, 1999 when compared to the same periods in 1998. This decrease was the result of a decrease in income before income taxes for the three and nine-month periods ended September 30, 1999 when compared to the same periods in 1998.

         Non-performing Assets. The following table sets forth the amounts and categories of non-performing assets at September 30, 1999 and December 31, 1998.



                                                      September 30, 1999    December 31, 1998
                                                    ------------------------------------------------
                                                                (Dollars in Thousands)
Non-accruing loans
    One to four family real estate                           $       63                $        192
     Agricultural real estate                                        82                           -
    Consumer                                                         52                          68
                                                    --------------------    ------------------------
Total                                                        $      197                $        260
                                                    --------------------    ------------------------

Accruing loans which are contractually
Past due 90 days or more
    One to four family real estate                            $     128                $        100
    Commercial real estate                                          381                           -
                                                    --------------------    ------------------------
Total                                                         $     509                $        100
                                                    --------------------    ------------------------


Total non-accrual and accruing loans
Past due 90 days or more                                      $     706                $        360
                                                    ====================    ========================

Repossessed and non-performing assets
   Repossessed property                                       $      31                 $         -
   Other non-performing assets                                        -                           -
                                                    --------------------    ------------------------
Total repossessed and non-performing assets                   $      31                 $         -
                                                    --------------------    ------------------------

Total non-performing assets                                   $     737                 $        360
                                                    ====================    ========================

Total non-accrual and accruing loans
past due 90 days or more to net loans                             0.44%                       0.23%
                                                    ====================    ========================

Total non-accrual and accruing loans
past due 90 days or more to total assets                          0.37%                       0.19%
                                                    ====================    ========================

Total nonperforming assets to total assets                        0.38%                       0.19%
                                                    ====================    ========================

         Financial Standards Board Statement No. 114, Accounting by Creditors for Impairment of a Loan, and Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, require that impaired loans within the scope of these Statements be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate; or as a practical expedient, either at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. At September 30, 1999 and December 31, 1998, the value of loans that would be classified as impaired under these Statements is considered to be immaterial.

Liquidity and Capital Resources:

          The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of US Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At September 30, 1999, the Bank's liquidity, as measured for regulatory purposes, was 6.43%. The Bank adjusts liquidity as appropriate to meet its asset/liability objectives.

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

         In 1996 and 1998, the Company approved stock buy back programs in which up to 535,340 shares of the common stock of the Company could be acquired. The Company bought 307,200 shares of its common stock during 1998, which completed these approved buy back programs. On January 21, 1999, the Company approved a stock buy back program in which up to 129,660 shares of the common stock of the Company could be acquired. This stock buy back program was completed on August 9, 1999. On August 26, 1999, the Company approved a stock buy back program in which up to 76,000 shares of the common stock of the Company could be acquired. As of September 30, 1999, 71,400 shares of the Company's stock had been acquired under this stock buy back program

         The Company paid a cash dividend of $0.15 per share on February 12, 1999, May 14, 1999 and August 13, 1999. The Company declared a cash dividend of $0.15 per share payable on November 12, 1999 to stockholders of record on November 1, 1999. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

         Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) to meet prescribed regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. At September 30, 1999, the Bank met all current capital requirements.

         The Office of Thrift Supervision (OTS) has adopted a core capital requirement for savings institutions comparable to the requirement for national banks. The OTS core capital requirement for the Bank is 4% of adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 8.93% at September 30, 1999.

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

         Our own computers. Our strategy to address the year 2000 issue in regards to the computers that we own is to replace all computers that are not year 2000 compliant. At September 30, 1999, all of our computers that were not year 2000 compliant had been replaced.

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

         Computers of others who provide us with data processing. This risk is primarily focused on one-third party service bureau that provides virtually all of the Company's data processing. The software that is used by this service bureau was designed to be year 2000 compliant. We are monitoring the progress this service bureau is making in regards to testing their software and hardware to be year 2000 compliant. Testing of this risk that has been completed includes: testing of the software by the software vendor, testing of the software and hardware by the service bureau, proxy testing of the software and hardware by us and other banks using the service bureau's system and testing by us of the communication links between the Company and the service bureau. We have successfully completed our testing of the software, hardware and communication links. We believe that any expenses incurred during the fourth quarter of 1999 to complete the testing and upgrading of our data processing and communication systems will be immaterial.

         Contingency plan. Should this data processing system fail, the Company has developed a contingency plan. The contingency plan provides for the service bureau to furnish to the Company a complete database tape of our customers' accounts, complete with account history as of December 30, 1999. This information will also be supplied in printed form. Each of the Company's offices will be supplied with a computer workstation loaded with a database front-end entry screen program for recording transactions on their customers' accounts. If this labor-intensive approach is necessary, the Company's employees will become much less efficient. However, we believe the Company will be able to operate in this manner until the existing service bureau, or its replacement, is able to again provide data processing services.

         Despite our best efforts to address the year 2000 issue, the vast number of external entities that have direct and indirect relationships with us makes it impossible to assure that a failure to achieve compliance by one or more of these entities would not have a material adverse impact on the operations of the Company.

                     WELLS FINANCIAL CORP. and SUBSIDIARIES
                               September 30, 1999

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


Item 1.           Legal Proceedings
                  -----------------
                  None

Item 2.           Changes in Securities
                  ---------------------
                  None

Item 3.           Defaults upon Senior Securities
                  -------------------------------
                  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  None

Item 5.           Other information
                 -------------------
                  None

Item 6.           Exhibits and Reports of Form 8-K
                 ----------------------------------

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



WELLS FINANCIAL CORP.



By:  /s/ Lawrence H. Kruse                                       Date:    November 4, 1999
     --------------------------------------------------------             ----------------
       Lawrence H. Kruse
       President and Chief Executive Officer


By:  /s/ James D. Moll                                           Date:    November 4, 1999
     --------------------------------------------------------             ----------------
       James D. Moll
       Treasurer and Principal Financial & Accounting Officer
