Form 10KSB40
period 1999-12-31
WELLS FINANCIAL CORP
filed 2000-03-23
CIK 934739

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1999
                          ------------------------------------------------------

                                     - OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------

Commission file number:   0-25342
                         ---------

                              Wells Financial Corp.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

                Minnesota                                         48-1799504
--------------------------------------------                  ------------------
       (State or other jurisdiction of                        (I.R.S. employer
      of incorporation or organization)                      identification no.)

    53 First Street, S.W., Wells, Minnesota                          56097
---------------------------------------------                 ------------------
   (Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code: (507) 553-3151
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:   None
                                                             -----
Securities registered pursuant to Section 12(g) of the Act:

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
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Registrant's revenues for the year ended December 31, 1999 were $15.9 million.

         Registrant's voting stock trades on the Nasdaq National Market under the symbol "WEFC." The aggregate market value of the voting stock held by non-affiliates of registrant, based upon the closing price of such stock as of March 3, 2000 ($12.23 per share), was $14.5 million.

         As of March 3, 2000, registrant had 1,389,157 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Part II -- Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1999.

2. Part III -- Portions of Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders.

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

         THE COMPANY CAUTIONS THAT THE FOREGOING LIST OF IMPORTANT FACTORS IS NOT EXCLUSIVE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

Item 1. Business
----------------

General

         Wells Financial Corp. ("Registrant" or the "Company") is a unitary savings and loan holding company that was incorporated in December 1994 under the laws of the State of Minnesota for the purpose of acquiring all of the issued and outstanding common stock of Wells Federal Bank, fsb (the "Bank"). This acquisition occurred in April 1995 at the time the Bank simultaneously converted from a mutual to a stock institution, and sold all of its outstanding capital stock to the Company and the Company made its initial public offering of common stock (the "Conversion"). As of December 31, 1999, the Company had total assets of $199.8 million, total deposits of $157.0 million, and stockholders' equity of $23.5 million or 11.8% of total assets under generally accepted accounting principles ("GAAP"). The only subsidiary of the Company is the Bank.

         The primary activity of the Company is directing and planning the activities of the Bank, the Company's primary asset. At December 31, 1999, the remainder of the assets of the Company were maintained in the form of a loan to an employee stock ownership plan ("ESOP") that was established for the benefit of the Bank's employees, deposits in interest bearing accounts with other financial institutions and selected investments. The Company engages in no other significant activities. As a result, references to the Company or Registrant generally refer to the Bank, unless the context otherwise indicates. In the discussion of regulation, except for the discussion of the regulation of the Company, all regulations apply to the Bank rather than the Company.

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

         Lending Activities. The Company's loan portfolio predominantly consists of mortgage loans secured by one to four-family residences. The Company also makes consumer loans and commercial loans. For its mortgage loan portfolio, the Company originates and retains adjustable rate loans as well as lower loan-to-value ratio fixed rate loans with original maturities that are greater than twenty years. The Company sells other conventional fixed rate mortgage loans to the secondary market. The Company's consumer loan portfolio consists primarily of home equity or improvement loans secured by second liens on real estate on which the Company has the first lien. To a lesser extent, the consumer loan portfolio includes loans secured by vehicles and savings accounts. The Company also originates commercial and multi-family real estate loans, the vast majority of which are secured by farm land. In addition to loans secured by farm real estate, the Company makes commercial business loans, the majority of which are secured by farm operating equipment, livestock, crops on hand, growing crops and farm real estate.

         The consumer, commercial real estate, and commercial business loan portfolios are primarily composed of adjustable rate loans.

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

                                                                         At December 31,
                                   ------------------------------------------------------------------------------------------------
                                         1995                1996                1997                 1998              1999
                                         ----                ----                ----                 ----              ----
                                   Amount    Percent   Amount   Percent    Amount    Percent     Amount   Percent   Amount  Percent
                                   -------   -------   -------  -------    ------    -------     -------  -------   ------  -------
                                                                     (Dollars in Thousands)
Real Estate Loans:
-----------------
  One- to four-family             $136,022    79.38% $141,067     78.20%   $141,697    76.82%  $105,088    67.25%  $106,292   60.82%
  Multi-family                         880     0.51     1,355      0.75       1,167     0.63        950     0.61        654    0.37
  Commercial                        10,554     6.16    10,878      6.03      10,845     5.88     20,068    12.84     31,928   18.27
  Construction                       2,774     1.62     2,081      1.15       1,943     1.05      1,279     0.82      2,957    1.69
                                   -------    -----   -------     -----     -------    -----    -------    -----    -------   -----
      Total real estate loans      150,230    87.67   155,381     86.13     155,652    84.38    127,385    81.52    141,831   81.15
                                   -------    -----   -------     -----     -------    -----    -------    -----
Other Loans:
-----------
 Consumer Loans:
  Savings account                      436     0.25       443      0.25         349     0.19        395     0.25        578    0.33
  Vehicles                           3,353     1.96     4,619      2.56       4,988     2.70      4,644     2.97      4,914    2.81
  Home equity, home improvement
  and second mortgages              12,875     7.51    15,197      8.42      18,781    10.18     18,475    11.83     21,315   12.20
  Other                              3,279     1.91     3,588      1.99       3,411     1.85      2,970     1.90      3,144    1.80
                                   -------   ------   -------    ------     -------   ------    -------   ------    -------  ------
      Total consumer loans          19,943    11.63    23,847     13.22      27,529    14.92     26,484    16.95     29,951   17.14
Commercial business loans            1,191     0.70     1,171      0.65       1,299     0.70      2,394     1.53      2,988    1.71
                                   -------   ------   -------    ------     -------   ------    -------   ------    -------  ------
      Total other loans             21,134    12.33    25,018     13.87      28,828    15.62     28,878    18.48     32,939   18.85
                                   -------   ------   -------    ------     -------   ------    -------   ------    -------  ------
      Total loans                  171,364   100.00%  180,399    100.00%    184,480   100.00%   156,263   100.00%   174,770  100.00%
                                             ======              ======               ======              =======            ======
Less:
----
 Loans in process                      493                623                   351                 655                 722
  Deferred loan origination fees
   and costs                           689                714                   642                 450                 478
  Allowance for loan losses            512                615                   763                 853                 857
                                   -------            -------               -------             -------             -------
      Total loans receivable, net $169,670           $178,447              $182,724            $154,305            $172,713
                                   =======            =======               =======             =======             =======

                                       4

         Origination, Purchase, and Repayment of Loans. The following table sets forth the Company's loan originations, sales, and principal repayments for the periods indicated. The Company originates loans for retention in its portfolio and did not purchase loans during the years indicated.



                                                                          Years Ended December 31,
                                                     ----------------------------------------------------------------------
                                                        1995              1996           1997          1998          1999
                                                        ----              ----           ----          ----          ----
                                                                             (In Thousands)
Total gross loans receivable at
   beginning of year                                  $166,941         $171,364       $180,399      $184,480      $156,263
                                                       -------          -------        -------       -------       -------

Loans originated:
  One- to four-family residential                       30,609           43,411         28,035        93,546        48,627
  Commercial and multi-family real
    estate                                               1,366            1,759          2,286         9,364        14,860
  Construction loans                                     5,522            6,776          5,182         1,196         6,933
  Consumer loans                                        12,103           10,242         16,102        18,944        16,568
  Commercial business loans                              1,567              610          1,983         1,170           946
                                                        ------           ------         ------       -------        ------
Total loans originated                                  51,167           62,798         53,588       124,220        87,934
                                                        ------           ------         ------       -------        ------
Principal reductions:
  Loans sold                                            13,584           19,209         14,735        85,316        36,151
  Loan principal repayments                             33,160           34,554         34,772        67,121        33,276
                                                        ------           ------         ------        ------        ------
Total principal reductions                              46,744           53,763         49,507       152,437        69,427
                                                        ------           ------         ------       -------        ------
Total gross loans receivable at
  end of year                                         $171,364         $180,399       $184,480      $156,263      $174,770
                                                       =======          =======        =======       =======       =======

         Due to the historically low interest rates on residential mortgage loans during 1998 and the first quarter of 1999, many of the customers in the Company's market area elected to refinance their mortgage loans which resulted in the increase in loan originations during those periods.

         Loan Sales. During 1999 the Company sold $36.2 million of mortgage loans into the secondary market. The Company sells the FHA and Veterans Administration ("VA") loans that it originates to another financial institution. The Company does not retain the servicing on the FHA/VA loans. The Company also sells conforming fixed-rate conventional loans with loan-to-value ratios of 90% or higher to the Federal Home Loan Mortgage Corporation ("FHLMC"). The Company retains the servicing rights on these loans. All loans sold to FHLMC ($35.6 million) were sold without recourse to the Company, except for documentation deficiencies that may require the Company to repurchase these loans within a limited time period following the sale to FHLMC. To a lesser extent, the Company has sold loans with high loan to value ratios to maintain its loan quality.

         Loan Maturity Tables. The following table sets forth the maturity of the Company's loan portfolio at December 31, 1999. The table does not include prepayments, scheduled principal repayments or loans held for sale. All mortgage loans are shown as maturing based on contractual maturities.

                                  1- to 4-          Other
                                   Family        Residential
                                 Real Estate         and
                                  Mortgage        Commercial   Construction      Consumer         Total
                                  --------        ----------   ------------      --------         -----
                                                               (In Thousands)
Amounts Due:
  Within 1 year                $     275         $    111         $ 2,957        $  3,728       $   7,071
  1 to 3 years                     1,735              106              --           4,101           5,942
  3 to 5 years                     1,852            3,361              --          10,074          15,287
  5 to 10 years                   11,384            7,161              --          14,560          33,105
  Over 10 years                   91,046           21,843              --             476         113,365
                                --------          -------          ------         -------         -------
Total amount due               $ 106,292         $ 32,582         $ 2,957        $ 32,939         174,770
                                ========          =======          ======         =======
Less:
Allowance for loan losses                                                                             857
Loans in process                                                                                      722
Deferred loan fees                                                                                    478
                                                                                                  -------
  Loans receivable, net                                                                         $ 172,713
                                                                                                  =======

         The following table sets forth the dollar amount of all loans due after December 31, 2000 that have pre-determined interest rates and which have floating or adjustable interest rates. This table does not include loans held for sale.

                                                                            Floating or
                                                         Fixed Rates     Adjustable Rates       Total
                                                         -----------     ----------------       -----
                                                                          (In Thousands)
One- to four-family                                     $ 51,205             $ 54,812        $ 106,017
Commercial and multi-family real estate                   25,641                6,830           32,471
Construction                                                  --                   --               --
Commercial business and consumer                          17,139               12,072           29,211
                                                         -------              -------         --------
  Total                                                 $ 93,985             $ 73,714        $ 167,699
                                                         =======              =======         ========


         One- to Four-Family Residential Loans. The Company's primary lending activity consists of the origination of single family residential mortgage loans secured by property located in the Company's primary market area. The Company generally originates one- to four-family residential mortgage loans without private mortgage insurance in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property. The Company typically requires private mortgage insurance or government guarantee on any loan at more than 80% of the value of the mortgaged property. The Company originates adjustable rate mortgage loans for retention in its portfolio with loan-to-value ratios of up to 95% and requires private mortgage insurance when the loan-to-value ratio exceeds 80%.

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

         At December 31, 1999 the Company was servicing approximately $155.2 million of loans for others, primarily long term fixed rate loans sold to FHLMC. Generally, the Company retains all servicing on loans sold to FHLMC and does not retain servicing on FHA/VA loans sold. Except for document deficiencies that may occur during origination that may require a repurchase by the Company, loans are sold without recourse.

         Consumer Loans. The Company offers second mortgage loans on one- to four-family residences which are typically offered as adjustable rate loans. Such loans are only made on owner-occupied one- to four-family residences and are subject to a 90% combined loan-to-value ratio. The Company holds the majority of the underlying first mortgages on these loans. The underwriting standards for second mortgage loans are similar to the Company's standards applicable to one- to four-family residential loans. To a lesser extent, the Company makes loans secured by vehicles and by savings accounts held with the Company. Loans secured by vehicles totaled $4.9 million, or 2.81%, of the loan portfolio at December 31, 1999.

         Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to 35% of an institution's assets. In addition, a federal thrift has lending authority above the 35% category for certain consumer loans, property improvement loans, and loans secured by savings accounts. The Company originates consumer loans in order to provide a wide range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help maintain a profitable spread between its average loan yield and its cost of funds. Consumer loans, however, tend to have a higher risk of default than residential mortgage loans.
Typically, based on the Company's experience, a borrower faced with either paying a mortgage loan to avoid foreclosure on the borrower's home or defaulting on a consumer loan will continue paying the mortgage loan. At December 31, 1999 the Company had approximately $79,000 in consumer loans that were more than 90 days delinquent.

         Commercial Real Estate Loans. In order to enhance yields on its assets, the Company originates loans secured by commercial real estate. Approximately 93% of this portfolio is secured by farm real estate. In addition to originating farm real estate loans, the Company also purchases participations in farm real estate loans that are originated by commercial banks in southern Minnesota. Most of the remainder of the portfolio is secured by church real estate. At December 31, 1999, loans secured by farm real estate were originated in amounts up to the lesser of 65% of the appraised value of the property or $1,000 per tillable acre. These loans are evaluated on a cash flow basis in addition to an asset value basis. Loans secured by church real estate are generally originated in amounts up to 70% of the appraised value of the property. At December 31, 1999, the Company's largest commercial real estate loan consisted of a $1,125,000 performing loan secured by farm real estate. All commercial real estate loans, excluding loans of less than $200,000 secured by farm real estate, require prior approval by the Bank's Board of Directors. As part of its underwriting, the Company requires that borrowers qualify for a commercial loan at the fully indexed interest rate rather than at the origination interest rate.

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

         Loan Approval Authority and Underwriting. All loans, other than smaller dollar value consumer loans, must be approved by the Company's Loan Committee. A minimum of two committee members may approve loans on one- to four-family residential units, non-owner occupied residential properties that do not exceed eight units, farm real estate loans of $200,000 or less, farm operating loans of $100,000 and less, and all consumer loans. All commercial real estate loans and other loans that exceed the above limitations, excluding farm real estate loans of less than $200,000, must be submitted to the Board of Directors for prior approval.

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

         Loan Commitments. The Company issues written commitments or verbal commitments to prospective borrowers on all real estate approved loans. Generally, the commitment requires acceptance within 90 days of the date of issuance. Commitments for consumer loans are given verbally and not in writing and generally expire in a shorter period of time. At December 31, 1999, the Company had $20.2 million of commitments to cover originations, undisbursed funds for loans in process and unused lines of credit. The Company estimates that the majority of the Company's commitments are funded.

         Loans to One Borrower. Loans-to-one borrower are limited in an amount equal to 15% of unimpaired capital and unimpaired surplus and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. The Company's maximum loan-to-one borrower limit was approximately $2.5 million as of December 31, 1999.

         At December 31, 1999, the Company's largest amount of loans to one borrower was $1.1 million, consisting of performing loans secured by approximately 8 dwelling units and a personal residence, all of which are located in the Company's market area.

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

         The following table sets forth information regarding non-accrual loans, real estate owned, and certain other repossessed assets and loans.

                                                                             At December 31,
                                                      --------------------------------------------------------------
                                                             1995          1996        1997        1998        1999
                                                             ----          ----        ----        ----        ----
                                                                         (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loans secured by 1- to 4-family
    residences                                              $  265       $  164      $  219      $  192      $   --
  All other mortgage loans                                      --           59          --          --          32
Non-mortgage loans:
  Commercial                                                     7           --          --          --          --
  Consumer                                                      26           75          18          68          79
                                                             -----        -----       -----       -----       -----
Total                                                       $  298       $  298      $  237      $  260      $  111
                                                             =====        =====       =====       =====       =====
Accruing loans which are contractually past
 due 90 days or more:
Mortgage loans:
  Construction loans                                        $   --       $   --      $  --       $  --       $  --
  Permanent loans secured by 1- to 4-family
    residences                                                  --          147         201         100          11
  All other mortgage loans                                      --           --          --          --          --
Non-mortgage loans:
  Commercial                                                    --           --          --          --          --
  Consumer                                                       1           --           4          --          --
                                                             -----        -----       -----       -----       -----
Total                                                       $    1       $  147      $  205      $  100      $   11
                                                             =====        =====       =====       =====       =====
Total non-accrual and accruing loans
  past due 90 days or more                                  $  299       $  445      $  442      $  360      $  122
                                                             =====        =====       =====       =====       =====
Foreclosed real estate                                      $   29       $   78      $   35      $   --      $   55
                                                             =====        =====       =====       =====       =====
Other nonperforming assets                                  $   --       $   --      $           $   --      $   --
                                                             =====        =====       =====       =====       =====
                                                                                         --
Total nonperforming assets                                  $  328       $  523      $  477      $  360      $  177
                                                             =====        =====       =====       =====       =====
Total non-accrual and accruing loans past
  due 90 days or more to net loans                            0.18%        0.25%       0.24%       0.23%       0.07%
                                                              ====         ====        ====        ====        ====
Total non-accrual and accruing loans past
  due 90 days or more to total assets                         0.15%        0.22%       0.22%       0.19%       0.06%
                                                              ====         ====        ====        ====        ====
Total nonperforming assets to total assets                    0.17%        0.26%       0.24%       0.19%       0.09%
                                                              ====         ====        ====        ====        ====

         Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was immaterial for the year ended December 31, 1999. Amounts included in the Company's interest income on non-accrual loans for the year ended December 31, 1999 were likewise immaterial.

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

         The following table provides further information about the Company's problem assets as of December 31, 1999.

                                                           (In Thousands)
Special Mention                                               $ $911
Substandard                                                      209
Doubtful assets                                                   --
Loss assets                                                       --
                                                                  --
     Total                                                    $1,120
                                                               =====
General loss allowance                                        $  857
                                                               =====

         Foreclosed Real Estate. Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of the loan balance or the fair value at the date of foreclosure less estimated costs of disposition. There may be significant other expenses incurred such as attorney and other extraordinary servicing costs involved with foreclosures. The Company had $55,000 in foreclosed real estate at December 31, 1999.

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

                                                                         At December 31
                         -------------------------------------------------------------------------------------------------------
                                1995                     1996              1997                1998                  1999
                         ----------------------   -----------------  ------------------   ----------------     -----------------

                                    Percent of           Percent of         Percent of           Percent of           Percent of
                                     Loans in           Loans in Each        Loans in            Loans in             Loans in
                                       Each              Category to          Each                 Each                 Each
                                    Category to          Total Loans        Category to          Category to          Category to
                                                         -----------
                          Amount    Total Loans   Amount            Amount  Total Loans   Amount Total Loans   Amount Total Loans
                          ------    -----------   ------            ------  -----------   ------ -----------   ------ -----------
At end of year allocated to:
Mortgage                     $394      87.67%     $484     86.13%    $617     84.38%     $ 722     81.52%      $ 749     81.15%
Consumer and non-mortgage     118      12.33       131     13.87      146     15.62        131     18.48         108     18.85%
                              ---     -------      ---    -------     ---    ------       ----    ------        ----    ------
Total allowance              $512     100.00%     $615    100.00%    $763    100.00%     $ 853    100.00%      $ 857    100.00%
                              ===     ======       ===    ======      ===    ======       ====    ======        ====    ======


         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Company's allowance for loan losses for the years indicated:

                                                                        At December 31,
                                                  ------------------------------------------------------------------
                                                  1995          1996           1997          1998          1999
                                                  ----          ----           ----          ----          ----


Total loans outstanding                           $171,364       $180,399       $184,480     $156,263      $174,770
                                                   =======        =======        =======      =======       =======
Average loans outstanding                         $170,395       $173,383       $183,591     $172,219      $161,444
                                                   =======        =======        =======      =======       =======

Beginning allowance balances                      $    376       $    512       $    615     $    763      $    853
Provision:
  One- to four-family                                  166            180            180          120            27
  Commercial and multi-family
    real estate                                         --             --             --           --            --
  Consumer                                              --             --             --           --            --
Charge-offs:
  One- to four-family                                   23             21             12           --            --
  Commercial and multi-family
    real estate                                         --             --             --           --            --
  Consumer                                              18             67             54           46            43
Recoveries:
  One- to four-family                                   --             --             --           --            --
  Commercial and multi-family
    real estate                                         --             --             --           --            --
  Consumer                                              11             11             34           16            20

Other                                                   --             --             --           --            --
                                                   -------        -------        -------      -------       -------

Ending allowance balance                          $    512       $    615       $    763     $    853      $    857
                                                   =======        =======        =======      =======       =======

Allowance for loan losses as a percent
  of total loans outstanding                          0.30%          0.34%          0.41%        0.55%         0.49%
Net loans charged off as a percent of
  average loans outstanding                           0.02%          0.04%          0.02%        0.02%         0.01%


                                       14

         Analysis of the Allowance for Foreclosed Real Estate. The following table sets forth information with respect to the Company's allowance for losses on foreclosed real estate at the dates indicated.

                                                                             At December 31,
                                                         -----------------------------------------------------------
                                                         1995         1996          1997           1998         1999
                                                         ----         ----          ----           ----         ----
                                                                       (Dollars in Thousands)

Total foreclosed real estate and real estate
  in judgment, net                                      $  29        $  78           $  35        $  --       $  55
                                                         ====         ====            ====         ====        ====
Allowance balances - beginning                             --           --              --           --          --
Provision                                                  --           --              --           --          --

Charge-offs                                                --           --              --           --          --
Recoveries                                                 --           --              --           --          --
Other                                                      --           --              --           --          --
                                                         ----         ----            ----         ----        ----
Allowance balances - ending                             $  --        $  --           $  --        $  --       $  --
                                                         ====         ====            ====         ====        ====
Allowance for losses on foreclosed real estate
  in judgment to net foreclosed real estate and
  real estate in judgment                                  --%          --%             --%          --%         --%
                                                           ==           ==              ==           ==          ==

Investment Activities

         The Company is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The Company has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Company's loan origination and other activities. At December 31, 1999, the Company had an investment portfolio of approximately $18.5 million, consisting primarily of U.S. government corporate and agency obligations. To a lesser extent, the portfolio also includes FHLMC stock, certificates of deposit and FHLB stock, as permitted by the OTS regulations. The Company classifies its investments, including debt and equity securities, as either held to maturity or available for sale, in accordance with SFAS 115. The Company will continue to seek high quality investments. The primary and secondary goals of the investment portfolio are safety of principal and rate of return, respectively.

         Investment Portfolio. The following table sets forth the carrying value of the Company's investments, including short-term investments, FHLB stock, and mortgage-backed securities, at the dates indicated. At December 31, 1999, the Company's securities that were classified as available for sale had an unrealized net gain of $1.1 million. The Company's securities that were classified as held to maturity had a net unrealized loss of $469,000. This unrealized loss is not reflected in the table below because these securities are carried at amortized cost in accordance with SFAS 115. At December 31, 1999, the market value for the interest bearing deposits shown below approximated their cost.


                                                  At December 31,
                                            --------------------------
                                             1997      1998       1999
                                            -----      ----       ----
                                                   (In Thousands)

Securities available for sale:
  Equity securities                         $2,640    $2,968     $2,551
Securities held to maturity:
  U.S. agency securities                     3,198     5,539     15,559
                                             -----     -----     ------
    Total investment securities              5,838     8,507     18,110
Interest-bearing deposits                    1,850       500        400
Mortgage-backed securities available
   for sale                                     86        --         --
                                             -----     -----     ------
    Total investments                       $7,774    $9,007    $18,510
                                             =====     =====     ======

         Investment Portfolio Maturities. The following table sets forth certain
information   regarding  the  carrying  values,   weighted  average  yields  and
maturities of the Company's investment securities portfolio.

                                                                     At December 31,
                        ------------------------------------------------------------------------------------------------------------

                          One Year or Less   One to Five Years  Five to Ten Years  More than Ten Years  Total Investment Securities
                        -------------------  ------------------- ----------------- ------------------   ----------------------------
                        Carrying   Average   Carrying  Average  Carrying Average Carrying  Average  Carrying     Average     Market
                          Value     Yield      Value    Yield    Value    Yield    Value    Yield     Value       Yield      Value
                        --------  --------  ---------  ------- -------- -------- --------  -------  --------    --------    -------
                                                                    (Dollars in Thousands)

U.S. Agency Obligations   $ --        --%   $15,559     5.93%     $ --      --%   $  --       --%  $15,559       5.93%     $15,090
FHLB Stock                  --        --         --       --        --      --       --       --     1,421          --       1,421
Equity Securities           --        --         --       --        --      --       --       --     1,130          --       1,130
Interest Bearing Deposits  400       .19         --                 --               --                400       5.19%         400
                           ---               ------                ----            -----            ------                  ------
  Total                   $400              $15,559               $ --            $  --            $18,510                 $18,041
                           ===               ======                ====            =====            ======                  ======

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

         Jumbo Certificate Accounts. The following table indicates, at December 31, 1999, the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity.


Maturity Period
---------------
                                                  In Thousands)
Within three months                                  $3,124
Three through six months                              1,026
Six through twelve months                             1,223
Over twelve months                                    2,953
                                                      -----
                                                     $8,326
                                                      =====

         Borrowings. Deposits are the primary source of funds of the Company's lending and investment activities and for its general business purposes. Through the Bank, the Company may obtain advances from the FHLB of Des Moines to supplement its supply of lendable funds. Advances from the FHLB of Des Moines are typically secured by a pledge of the Bank's stock in the FHLB of Des Moines and a portion of the Company's first mortgage loans and certain other assets. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 1999, the Company had $17.0 million in advances outstanding from the FHLB of Des Moines (see Note 10 of the Notes to the Company's Consolidated Financial Statements). Future use of advances depends on the rates on advances as compared to the rates on deposits.

         The following table sets forth certain information as to FHLB advances at the dates indicated.

                                   As of and for the Years Ended December 31
                                  ---------------------------------------------
                                     1997               1998             1999
                                     ----               ----             ----
                                            (Dollars in Thousands)
FHLB advances                        $24,500            $5,000          $17,000
Weighted average interest rate
  of FHLB advances                      5.92%             5.34%            5.73%
Maximum amount of advances           $29,500           $29,500          $17,000
Average amount of advances           $26,808           $14,615           $7,462
Weighted average interest rate
  of average amount of advances         5.75%             5.74%            5.16%

Subsidiary Activity

         The Company has one wholly owned subsidiary, the Bank. The Bank has two wholly owned subsidiaries, known as Wells Insurance Agency, Inc. ("WIA") and Greater Minnesota Mortgage, Inc. ("GMM").

         The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under the 2% limitation, as of December 31, 1999, the Bank was authorized to invest up to approximately $3.9 million in the stock of, or loans to, service corporations.

         WIA was incorporated under the laws of the State of Minnesota in 1976. WIA offers life, health, casualty, and business insurance on behalf of others and also offers fixed-rate annuities. The Bank's investment in WIA totaled $714,000 at December 31, 1999.

         GMM  was  incorporated  under  the  laws  of  Minnesota  in  1997.  GMM
originates  loans  through  referrals  from  community   commercial  banks  and,
primarily, sells these loans to the secondary market. During 1999, GMM originated $10.2 million in single family dwelling loans, which were sold to the secondary market. At December 31, 1999, the Bank's investment in GMM totaled $197,000.

Personnel

         As of December 31, 1999, the Bank had 64 full-time and two part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Company, with no employees of its own, utilizes those of the Bank.

Competition

         The competition for deposit products includes banks ranging in size from larger, Minneapolis-based regional banks with branches in the Company's market area to local independent community banks. Deposit competition also includes a number of insurance products sold by local agents and investment products sold by local and regional sales people.

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

         The Company generally is not restricted in the types of business in which it may engage, provided that the Bank maintains a specified amount of its assets in housing related investments. The changes to federal banking law affected by the Gramm-Leach-Bliley Act are not expected to materially impact the Company or the Bank.

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

         On January 1, 1997, deposit insurance assessments for SAIF members were reduced to approximately .064% of deposits on an annual basis; this rate continued through the end of 1999. During this same period, members of the Bank Insurance Fund ("BIF"), predominantly commercial banks, were annually assessed approximately .013% of deposits. Thereafter, assessments for BIF and SAIF members may be the same and the SAIF and BIF may be merged. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 4% of total adjusted assets for most savings institutions, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. The Bank exceeded these minimum standards at December 31, 1999. The Bank's capital ratios are set forth in Note 12 to the Company's Consolidated Financial Statements. Regulations that enable the OTS to take prompt corrective action against savings institutions effectively impose higher capital requirements on the Bank.

         Savings associations with a greater than "normal" level of interest rate exposure may, in the future, be subject to a deduction for an interest rate risk ("IRR") component may be from capital for purposes of calculating their risk-based capital requirement.

         Dividend and Other Capital Distribution Limitations. The Bank must give the OTS 30 days advance notice of any proposed distribution of capital, such as a declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit any payment of dividends to the Company that it deems to constitute an unsafe or unsound practice. In addition, the Bank may not declare or pay a dividend on its capital stock if the dividend would (1) reduce the regulatory capital of the Bank below the amount required for the liquidation account established in connection with the conversion from mutual to stock form or (2) reduce the amount of capital of the Bank below the amounts required in accordance with other OTS regulations. In contrast, the Company has fewer restrictions on its payment of dividends to its stockholders.

         During 1999, the Company declared four $0.15 per share quarterly dividends to its shareholders. During 1998, the Company declared one $0.12 per share quarterly dividend and three $0.15 per share quarterly dividends to its shareholders. The Company's dividend payout ratio for 1999 was 47.6% and for 1998 was 40.0%.

         Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Des Moines. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. As of December 31, 1999, the Bank was in compliance with its QTL requirement.

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

         Proposed Regulation. The OTS has announced that it will consider amending its capital standards so as to more closely conform its requirements to those of the other federal banking agencies. The impact of this possible change is not expected to materially impact the Bank. The impact on the Company cannot yet be determined.

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
------------------------------------------------------------------

         The  information  contained under the section  captioned  "Stock Market
Information" on pages 1 and 2 of the Company's 1999 Annual Report to Stockholders (the "Annual Report"), is incorporated herein by reference.

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

         Independent Auditor's Report.

         Consolidated Statements of Financial Condition as of December 31, 1999 and 1998.

         Consolidated Statements of Income for the Years Ended December 31, 1999, 1998, and 1997.

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998, and 1997.

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.

         Notes to Consolidated Financial Statements.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------
         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

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

                                     PART IV

Item 13. Exhibits, List, and Reports on Form 8-K
------------------------------------------------

     (a) The following exhibits are included in this Report or incorporated herein by reference:

          3(i) Articles of Incorporation of Wells Financial Corp.*
          3(ii) Bylaws of Wells Financial Corp.**
          10.1 1995 Stock Option Plan of Wells Financial Corp.***
          10.2 Management Stock Bonus Plan and Trust Agreements***
          10.3 Change in Control Severance Agreement with James D. Moll****
          10.4 Change in Control Severance Agreement with Gerald D. Bastian****
          13   Annual Report to Stockholders  for the fiscal year ended December
               31, 1999 (only those portions  incorporated  by reference in this document are deemed filed)
          21   Subsidiaries of Registrant****
          23   Consent of McGladrey & Pullen, LLP
          27   Financial Data Schedule (in electronic filing only)

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

---------------------

* Incorporated by reference to the registration statement on Form S-1 (File No. 33-87922) declared effective by the SEC on February 13, 1995.
** Incorporated by reference to the identically numbered exhibit to the Registrant's Form 10-KSB for the year ended December 31,1998 (File No. 0-25342).
*** Incorporated by reference to the exhibits to the Registrant's proxy statement for a special meeting of stockholders held on November 15, 1995 and filed with the SEC on October 2, 1995 (File No. 0-25342).
**** Incorporated by reference to the identically numbered exhibit to the Registrant's Form 10-K for the year ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 21, 2000.

                                        WELLS FINANCIAL CORP.


                                        By:/s/ Lawrence H. Kruse
                                           -------------------------------------
                                           Lawrence H. Kruse
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 21, 2000.



/s/ Lawrence H. Kruse                        /s/ James D. Moll
------------------------------------------   -----------------------------------
Lawrence H. Kruse                            James D. Moll
President, Chief Executive Officer           Treasurer and Principal Financial and
and Director (Principal Executive Officer)   Accounting Officer
                                                 (Principal Financial and Accounting Officer)



/s/ Dale E. Stallkamp                        /s/ Gerald D. Bastian
------------------------------------------   -----------------------------------
Dale E. Stallkamp                            Gerald D. Bastian
Director                                     Vice President and Director



/s/ Randel I. Bichler                        /s/ Richard A. Mueller
------------------------------------------   -----------------------------------
Randel I. Bichler                            Richard A. Mueller
Director                                     Director



/s/ David Buesing
------------------------------------------
David Buesing
Director
