Form 10QSB
period 2000-03-31
WELLS FINANCIAL CORP
filed 2000-05-05
CIK 934739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended              March 31, 2000
                                        ----------------------------------------
or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                       to
                                        ---------------------    ---------------

                         Commission File Number 0-25342
                                                -------

                              Wells Financial Corp.
                      -------------------------------------
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

                                       N/A
                ------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check by |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

The number of shares outstanding of each of the issuer's classes of common stock as of May 1, 2000:

                           Class                               Outstanding
                           -----                               -----------
         $.10 par value per share, common stock              1,331,057 Shares

--------------------------------------------------------------------------------
                      WELLS FINANCIAL CORP. and SUBSIDIARY

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

         Signatures

--------------------------------------------------------------------------------

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Financial Condition
                      March 31, 2000 and December 31, 1999
                             (Dollars in Thousands)
                                   (Unaudited)

ASSETS
                                                                               2000                       1999
                                                                       ---------------------    --------------------------
Cash, including interest-bearing accounts
     March 31, 2000 $3,194; December 31, 1999 $2,320                            $     4,326                 $       4,200
Certificates of deposit                                                                 200                           400
Securities available for sale, at fair value                                          3,712                         2,551
Securities held to maturity (approximate market value $14,179 at
March 31, 2000 and $15,090 at December 31, 1999)                                     15,521                        15,559
Loans held for sale                                                                   1,327                           521
Loans receivable, net                                                               176,177                       172,713
Accrued interest receivable                                                           1,489                         1,350
Income taxes receivable                                                                   -                            16
Foreclosed real estate                                                                   48                            55
Premises and equipment                                                                1,774                         1,558
Other assets                                                                            912                           913
                                                                       ---------------------    --------------------------
            TOTAL ASSETS                                                       $    205,486                 $     199,836
                                                                       =====================    ==========================

LIABILITIES AND STOCKHOLDERS'  EQUITY

LIABILITIES
   Deposits                                                                    $    159,231                 $     156,984
   Borrowed funds                                                                    20,000                        17,000
   Advances from borrowers for taxes and insurance                                    2,039                         1,262
   Income taxes:
      Current                                                                           215                             -
      Deferred                                                                          717                           763
   Accrued interest payable                                                             163                           116
   Accrued expenses and other liabilities                                                67                           254
                                                                       ---------------------    --------------------------
            TOTAL LIABILITIES                                                       182,432                       176,379
                                                                       ---------------------    --------------------------

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 500,000 shares
      Authorized; none outstanding                                                        -                             -
   Common stock, $.10 par value; authorized 7,000,000
      Shares; issued 2,187,500 shares                                                   219                           219
   Additional paid in capital                                                        16,952                        16,939
   Retained earnings, substantially restricted                                       18,393                        18,189
   Accumulated other comprehensive income                                               614                           655
   Unearned ESOP shares                                                               (399)                         (435)
   Unearned compensation restricted stock awards                                       (25)                          (27)
   Treasury stock, at cost                                                         (12,700)                      (12,083)
                                                                       ---------------------    --------------------------
            TOTAL STOCKHOLDERS' EQUITY                                               23,054                        23,457
                                                                       ---------------------    --------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $    205,486               $       199,836
                                                                       =====================    ==========================

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                        Consolidated Statements of Income
                   Three Months Ended March 31, 2000 and 1999
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                2000               1999
                                                           ---------------  -------------------
       Interest and dividend income Loans receivable:
             First mortgage loans                               $   2,704          $     2,461
             Consumer and other loans                                 738                  653
          Investment securities and other
              interest bearing deposits                               279                  395
                                                           ---------------  -------------------
                           Total interest income                    3,721                3,509
                                                           ---------------  -------------------
       Interest Expense
          Deposits                                                  1,872                1,831
          Borrowed funds                                              228                   67
                                                           ---------------  -------------------
                            Total interest expense                  2,100                1,898
                                                           ---------------  -------------------
                            Net interest income                     1,621                1,611
       Provision for loan losses                                        -                   23
                                                           ---------------  -------------------
            Net interest income after provision for
                  loan losses                                       1,621                1,588
                                                           ---------------  -------------------
       Noninterest income
          Gain on sale of loans originated for sale                    14                   72
          Loan origination and commitment fees                         17                  155
          Loan servicing fees                                         100                   93
          Insurance commissions                                        75                   73
          Fees and service charges                                     98                  112
          Other                                                         7                    5
                                                           ---------------  -------------------
                              Total noninterest income                311                  510
                                                           ---------------  -------------------
       Noninterest expense
          Compensation and benefits                                   598                  591
          Occupancy and equipment                                     212                  189
          SAIF deposit insurance premium                                8                   24
          Data processing                                              93                   96
          Advertising                                                  53                   48
          Other                                                       271                  260
                                                           ---------------  -------------------
                         Total noninterest expense                  1,235                1,208
                                                           ---------------  -------------------
                          Income  before taxes                        697                  890
       Income tax expense                                             287                  349
                                                           ---------------  -------------------
                          Net Income                             $    410           $      541
                                                           ===============  ===================
       Earnings  per share
             Basic earnings per share                           $    0.30           $     0.34
                                                           ===============  ===================
             Diluted earnings per  share                        $    0.30           $     0.34
                                                           ===============  ===================

       Weighted average number of common shares outstanding:
                  Basic                                         1,349,422            1,573,009
                                                           ===============  ===================
                  Diluted                                       1,358,110            1,610,508
                                                           ===============  ===================

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                   Three Months Ended March 31, 2000 and 1999
                             (Dollars in Thousands)
                                   (Unaudited)





                                                                           2000              1999
                                                                       -------------     -------------
                     Net Income                                             $   410           $   541
                     Other comprehensive income:
                        Unrealized depreciation on
                        securities available for sale                           (69)             (171)
                         Income tax benefit                                      28                70
                                                                       -------------     -------------
                     Comprehensive income                                   $   369           $   440
                                                                       =============     =============



                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                        Three Months Ended March 31, 2000
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                Unearned
                                                                                Employee       Unearned
                                                                   Accumulated    Stock      Compensation
                                          Additional                   Other    Ownership     Restricted                  Total
                                  Common   Paid-In    Retained    Comprehensive    Plan         Stock      Treasury  Stockholders'
                                  Stock    Capital    Earnings        Income      shares        Awards       Stock       Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999        $  219  $ 16,939   $ 18,189     $      655    $  (435)       $     (27)  $ (12,083)    $23,457

Net income for the three
   months  ended  March 31, 2000       -         -        410              -
                                                                                       -               -           -         410

Net change in unrealized
   appreciation  on securities
   available for sale, net of
   related deferred taxes              -         -          -
                                                                         (41)          -               -           -         (41)

Treasury stock purchases                                                                                        (617)       (617)

Amortization of unearned
   compensation                        -         -          -              -                           2
                                                                                       -                           -           2

 Dividends on common stock             -         -       (206)             -           -               -           -        (206)

Allocated employee stock
   ownership plan shares               -        13          -              -          36               -           -          49
                                -------------------------------------------------------------------------------------------------

Balance March 31, 2000            $  219  $ 16,952   $ 18,393     $      614    $   (399)     $      (25)  $  (12,700)   $23,054
                                =================================================================================================


               (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                      Consolidated Statements of Cash Flow
                   Three Months Ended March 31, 2000 and 1999
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                        2000       1999
                                                                     ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                        $    410    $    541
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                                          -          23
         (Gain) loss on the sale of loans originated for sale             (14)        (72)
         Compensation on allocation of ESOP shares                         49          66
         Amortization of restricted stock awards                            2          11
         Loss on the sale of foreclosed real estate                         1           -
         Write-down of foreclosed real estate                               3           -
         Deferred income taxes                                            (18)         31
         Depreciation and amortization on premises and equipment           66          62
         Amortization of deferred loan origination fees                   (11)        (51)
         Amortization of excess servicing fees, mortgage servicing
            rights and  bond premiums and discounts                        34          49

         Loans originated for sale                                     (3,432)    (15,763)
         Proceeds from the sale of loans originated for sale            2,625      18,351
         Changes in assets and liabilities:
            Accrued interest receivable                                  (139)       (238)
            Other assets                                                  (28)        (37)
            Income taxes payable, current                                 215          78
            Accrued expenses and other liabilities                       (115)         94
                                                                     --------    --------
         Net cash provided by (used in) operating activities             (352)      3,145
                                                                     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) decrease  in loans                               $ (3,458)   $  4,038
     Purchase of certificates of deposit                                 (100)       (300)
     Purchase of securities held to maturity                                -      (7,147)
     Purchase of securities available for sale                         (1,230)          -
     Proceeds from the maturities of certificates of deposit              300         300
     Proceeds from the maturities of securities held to maturity           39       1,079
        Proceeds from the sale and redemption of
          foreclosed real estate                                            8           -
     Purchase of premises and equipment                                  (282)        (74)
                                                                     --------    --------
         Net cash provided by (used in) investment activities          (4,723)     (2,104)
                                                                     --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase  in deposits                                    $  2,247    $  1,558
        Net increase in advances from borrowers
        for taxes and insurance                                           777         760
        Proceeds from borrowed funds                                    6,300           -
        Repayments on borrowed funds                                   (3,300)          -
        Purchase of treasury stock                                       (617)       (803)
       Dividends on common stock                                         (206)       (237)
                                                                     --------    --------
         Net cash provided by financing activities                      5,201       1,278
                                                                     --------    --------
      Net increase in cash and cash equivalents                           126       2,319

CASH:
   Beginning                                                            4,200      19,446
   Ending                                                            $  4,326    $ 21,765
                                                                     ========    ========

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                Consolidated Statements of Cash Flow (continued)
                   Three Months Ended March 31, 2000 and 1999
                             (Dollars in Thousands)
                                   (Unaudited


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
     Interest on deposits                                                     $ 1,809    $ 1,761
     Interest on borrowed funds                                                   225         67
     Income taxes                                                                  74        240
                                                                              =======    =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Transfers from loans to foreclosed real estate                           $     5    $    31
     Allocation of ESOP shares to participants                                     36         39
     Net change in unrealized appreciation on securities available for sale       (41)      (101)
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


NOTE 2.  REGULATORY CAPITAL

         The following table presents the Bank's regulatory capital amounts and percents at March 31, 2000 and December 31, 1999.

                                                            March 31, 2000                      December 31, 1999
                                                        Amount         Percent                Amount           Percent
             ----------------------------------------------------------------------------------------------------------
                                                                         (Dollars in Thousands)

             Tier 1 (Core) Capital:
                  Required                           $  8,000            4.00%            $    7,754             4.00%
                  Actual                               17,126            8.56%                16,865             8.70%
                  Excess                                9,126            4.56%                 9,111             4.70%

             Risk-based Capital
                  Required                             10,464            8.00%                10,154             8.00%
                  Actual                               17,971           13.74%                17,722            13.96%
                  Excess                                7,507            5.74%                 7,568             5.96%



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

         The weighted average number of shares of common stock used to compute the basic earnings per share were 1,349,422 and 1,573,009 for the three month periods ended March 31, 2000 and 1999, respectively. The weighted average number of shares of common stock were increased by 8,688 and 37,499 for the three month periods ended March 31, 2000 and 1999, respectively, for the assumed exercise of the employee stock options in computing the diluted per-share data.

NOTE 4.  SELECTED FINANCIAL DATA

                                                                                     For the three months ended
                                                                                             March 31,
                                                                                      2000               1999
                                                                             -----------------------------------
Return on assets
   (ratio of net income to average total assets) (1)                                  0.81%               1.12%

Return on equity
   (ratio of net income to average equity) (1)                                        7.06%               8.40%

Equity to assets ratio
   (ratio of average equity to average total assets)                                 11.53%              13.34%

Net interest margin
   (ratio of net interest income to average interest earning assets) (1)              3.31%               3.42%

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

         The Bank has eight full service offices located in Faribault, Martin, Blue Earth, Nicollet, Freeborn and Steele Counties, Minnesota.

Comparison of Financial Condition at March 31, 2000 and December 31, 1999:

         Total assets increased by $5,650,000, from $199,836,000 at December 31, 1999 to $205,486,000 at March 31, 2000 primarily due to an increase of $4,270,000 in the loan portfolio and a $1,161,000 increase in securities available for sale. The increase in the loan portfolio was primarily due to increases in loans secured by single family dwellings, loans secured by farm real estate and home equity loans.

         In accordance with the Bank's internal classification of assets policy, management evaluates the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions. As of March 31, 2000 and December 31, 1999 the balances in the allowance for loan losses and the allowance for loan losses as a percentage of total loans were $845,000 and $857,000 and 0.48% and 0.49%, respectively.

         Activity in the Company's allowance for loan losses for the three months ended March 31, 2000 and 1999 is summarized as follows:

                                         2000                 1999
                                      ------------------------------

Balance on January 1,                 $ 856,692            $ 852,557
  Provision for loan losses                --                 22,500
  Charge-offs                           (15,578)              (8,970)
  Recoveries                              4,187                4,992
                                      ---------            ---------
Balance on March 31,                  $ 845,301            $ 871,079
                                      =========            =========


         Loans on which the accrual of interest has been discontinued amounted to $224,000 and $111,000 at March 31, 2000 and December 31, 1999, respectively. The effect of nonaccrual loans was not significant to the results of operations. The Company includes all loans considered impaired under FASB Statement No. 114 in nonaccrual loans. The amount of impaired loans was not material at March 31, 2000 and December 31, 1999.

         Liabilities increased by $6,053,000, from $176,379,000 at December 31, 1999 to $182,432,000 at March 31, 2000. This increase is primarily due to a $3,000,000 increase in borrowed funds and a $2,247,000 increase in deposits, which were used to fund loan growth and to purchase investment securities.

         Equity decreased by $403,000 from $23,457,000 at December 31, 1999 to $23,054,000 at March 31, 2000. The decrease in equity was primarily the result of net income for the first quarter of 2000 of $410,000 being offset by the payment of $206,000 in cash dividends and by the repurchase of 51,000 shares of treasury stock at a total cost of $617,000. On April 19, 2000, the Board of Directors of the Company declared a $0.15 per share cash dividend to be paid on May 12, 2000 to the stockholders of record on May 1, 2000. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

Comparison of Operating Results for the Three Month Periods Ended March 31, 2000 and March 31, 1999.

         Net Income. Net income for the first quarter of 2000 decreased by $131,000, or 24.2%, from $541,000 for the first quarter of 1999 to $410,000 for the first quarter of 2000. The decrease in net income was primarily due to a decrease of $138,000 in loan origination and commitment fees for the quarter ended March 31, 2000 when compared to the same quarter in 1999.

         Interest Income. Interest income increased by $212,000, or 6.0%, for the three months ended March 31, 2000 when compared to the same period in 1999 due to a $328,000 increase in interest income from the Company's loan portfolio. During the last half of 1999 and the first quarter of 2000 the Company's loan portfolio increased due, primarily, to an increase in real estate loans secured by farmland, loans secured by residential real estate and home equity loans. This resulted in an increase in the average balance of the loan portfolio during the first quarter of 2000 when compared to the same period in 1999. This is the primary reason for the increase in interest income from the Company's loan portfolio. To a lesser degree, an increase in the interest rates on the Company's loan portfolio also contributed to the increase in interest income. Partially offsetting the increase in interest income from the loan portfolio was a $116,000 decrease in interest income from investment securities and interest bearing deposits. The decrease in interest income from investment securities and interest bearing deposits resulted from the use of cash that was held in interest bearing deposits during the first quarter of 1999 to fund loan growth during the second half of 1999.

         Interest Expense. Total interest expense increased by $202,000, or 10.6%, for the three month period ended March 31, 2000 when compared to the same period in 1999 primarily due to a increase in interest expense on borrowed funds. The increase in interest expense on borrowed funds was primarily due to an increase in the average amount of borrowed funds during the three-month period ended March 31, 2000 when compared to the same period in 1999.

         Net Interest income. Net interest income increased by $10,000, or 0.6%, for the three period ended March 31, 2000 when compared to the same period in 1999 due to the changes in interest income and interest expense described above.

         Provision for loan losses. The provision for loan losses decreased by $23,000 for the three-month period ended March 31, 2000 when compared to the same period in 1999. Management evaluates the quality of the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan loss. Based on these continuing reviews, management believes no provision for loan losses are necessary at this time. While the Company maintains its allowance for loan losses at a level that is considered to be adequate to provide for potential losses, there can be no assurance that further additions will not be made to the loss allowance and that losses will not exceed estimated amounts.

         Noninterest Income. Noninterest income decreased by $199,000, or 39%, for the three month period ended March 31, 2000 when compared to the same period in 1999. The decrease in noninterest income was primarily due to decreases in loan origination and commitment fees of $138,000 for the three month period ended March 31, 2000 when compared to the same period in 1999 which resulted from decreased refinance activity during the first quarter of 2000 when compared to the first quarter of 1999.

         Noninterest Expense. Noninterest expense remained relatively constant for the three-month period ended March 31, 2000 when compared to the same period in 1999.

         Income Tax Expense. Income tax expense decreased by $62,000 for the three-month period ended March 31, 2000 when compared to the same period in 1999. This decrease was the result of a decrease in income before income taxes for the three period ended March 31, 2000 when compared to the same period in 1999.

         Non-performing Assets. The following table sets forth the amounts and categories of non-performing assets at March 31, 2000 and December 31, 1999.

                                           March 31, 2000   December 31, 1999
                                           --------------   -----------------
                                                (Dollars in Thousands)
Non-accruing loans
    One to four family real estate              $ 23                -
     Agricultural real estate                    114               32
    Consumer                                      87               79
                                                ----             ----
Total                                           $224             $111
                                                ----             ----

Accruing loans which are contractually
Past due 90 days or more
    One to four family real estate              $ 33             $ 10
    Commercial real estate                       195                -
                                                ----             ----
Total                                           $228             $ 10
                                                ----             ----


Total non-accrual and accruing loans
past due 90 days or more                        $452             $121
                                                ====             ====

Repossessed and non-performing assets
   Repossessed property                         $ 48             $ 55
   Other non-performing assets                     -                -
                                                ----             ----
Total repossessed and non-performing assets     $ 48             $ 55
                                                ----             ----

Total non-performing assets                     $500             $176
                                                ====             ====

Total non-accrual and accruing loans
past due 90 days or more to net loans           0.25%            0.07%
                                                ====             ====

Total non-accrual and accruing loans
past due 90 days or more to total assets        0.22%            0.06%
                                                ====             ====

Total nonperforming assets to total assets      0.24%            0.09%
                                                ====             ====

         Financial Standards Board Statement No. 114, Accounting by Creditors for Impairment of a Loan, and Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, require that impaired loans within the scope of these Statements be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate; or as a practical expedient, either at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. At March 31, 2000 and December 31, 1999, the value of loans that would be classified as impaired under these Statements is considered to be immaterial.

Liquidity and Capital Resources:

          The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of US Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At March 31, 2000, the Bank's liquidity, as measured for regulatory purposes, was 8.47%. The Bank adjusts liquidity as appropriate to meet its asset/liability objectives.

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

         In 1996 and 1998, the Company approved stock buy back programs in which up to 535,340 shares of the common stock of the Company could be acquired. The Company bought 307,200 shares of its common stock during 1998, which completed these approved buy back programs. During 1999, the Company approved stock buy back programs in which up to 350,266 shares of the common stock of the Company can be acquired. The Company bought 223,003 shares of its common stock during 1999 and 51,000 shares of its common stock during the first quarter of 2000.

         The Company paid a cash dividend of $0.15 per share on February 11, 2000. The Company declared a cash dividend of $0.15 per share payable on May 12, 2000 to stockholders of record on May 1, 2000. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

         Savings institutions insured by the Federal Deposit Insurance Corporation are required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) to meet prescribed regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. At March 31, 2000, the Bank met all current capital requirements.

         The Office of Thrift Supervision (OTS) has adopted a core capital requirement for savings institutions comparable to the requirement for national banks. The OTS core capital requirement for the Bank is 4% of adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 8.56% at March 31, 2000.

         Pursuant to FDICIA, the federal banking agencies, including the OTS, have also proposed regulations authorizing the agencies to require a depository institution to maintain additional total capital to account for concentration of credit risk and the risk of non-traditional activities. No assurance can be given as to the final form of any such regulation or its effect on the Bank.

                     WELLS FINANCIAL CORP. and SUBSIDIARIES
                                 March 31, 2000

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


             -----------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



WELLS FINANCIAL CORP.




By:  /s/ Lawrence H. Kruse                                     Date: May 5, 2000
     ---------------------------------------------------------       -----------
       Lawrence H. Kruse
       President and Chief Executive Officer


By:  /s/ James D. Moll                                         Date: May 5, 2000
     ---------------------------------------------------------       -----------
       James D. Moll
       Treasurer and Principal Financial & Accounting Officer