Form 10QSB
period 2000-06-30
WELLS FINANCIAL CORP
filed 2000-08-04
CIK 934739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended              June 30, 2000

or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------   ------------------

                         Commission File Number 0-25342
                                                -------
                              Wells Financial Corp.
                              ---------------------
             (Exact name of Registrant as Specified in Its Charter)

                 Minnesota                                     41-1799504
 --------------------------------------------             -------------------
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

                                       N/A
 -------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

The number of shares outstanding of each of the issuer's classes of common stock as of August 4, 2000:

                  Class                                Outstanding
                  -----                                -----------
     $.10 par value per share, common stock         1,231,057 Shares

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

         Signatures

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Financial Condition
                       June 30, 2000 and December 31, 1999
                             (Dollars in Thousands)
                                   (Unaudited)

ASSETS
                                                                               2000                       1999
                                                                       ---------------------    --------------------------

Cash, including interest-bearing accounts
     June 30, 2000 $2,470; December 31, 1999 $2,320                             $     3,333                 $       4,200
Certificates of deposit                                                                 100                           400
Securities available for sale, at fair value                                          3,630                         2,551
Securities held to maturity (approximate market value $15,043 at
June 30, 2000 and $15,090 at December 31, 1999)                                      15,470                        15,559
Loans held for sale                                                                     505                           521
Loans receivable, net                                                               185,830                       172,713
Accrued interest receivable                                                           1,808                         1,350
Income taxes receivable                                                                  86                            16
Foreclosed real estate                                                                   54                            55
Premises and equipment                                                                1,842                         1,558
Other assets                                                                            889                           913
                                                                       ---------------------    --------------------------
            TOTAL ASSETS                                                       $    213,547                $      199,836
                                                                       =====================    ==========================

LIABILITIES AND STOCKHOLDERS'  EQUITY

LIABILITIES
   Deposits                                                                    $    161,186                $      156,984
   Borrowed funds                                                                    28,500                        17,000
   Advances from borrowers for taxes and insurance                                    1,258                         1,262
   Income taxes:
      Current                                                                             -                             -
      Deferred                                                                          726                           763
   Accrued interest payable                                                             243                           116
   Accrued expenses and other liabilities                                               182                           254
                                                                       ---------------------    --------------------------
            TOTAL LIABILITIES                                                       192,095                       176,379
                                                                       ---------------------    --------------------------

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 500,000 shares
      Authorized; none outstanding                                                        -                             -
   Common stock, $.10 par value; authorized 7,000,000
      shares; issued 2,187,500 shares                                                   219                           219
   Additional paid in capital                                                        16,965                        16,939
   Retained earnings, substantially restricted                                       18,584                        18,189
   Accumulated other comprehensive income                                               563                           655
   Unearned ESOP shares                                                                (363)                         (435)
   Unearned compensation restricted stock awards                                        (23)                          (27)
   Treasury stock, at cost, 956,443 shares at June 30, 2000;
        758,343 shares at December 31, 1999                                         (14,493)                      (12,083)
                                                                       ---------------------    --------------------------
            TOTAL STOCKHOLDERS' EQUITY                                               21,452                        23,457
                                                                       ---------------------    --------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $    213,547                $      199,836
                                                                       =====================    ==========================

                           (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended                      Six Months Ended
                                                                June 30,                               June 30,
                                                    -----------------------------------  --------------------------------------
                                                         2000               1999                 2000               1999
                                                    ----------------  ------------------  -------------------  ----------------
Interest and dividend income Loans receivable:
      First mortgage loans                               $    2,825          $    2,433          $     5,529        $    4,894
      Consumer and other loans                                  786                 657                1,524             1,310
   Investment securities and other
       interest bearing deposits                                295                 399                  574               794
                                                    ----------------  ------------------  -------------------  ----------------
                    Total interest income                     3,906               3,489                7,627             6,998
                                                    ----------------  ------------------  -------------------  ----------------
Interest Expense
   Deposits                                                   1,986               1,818                3,858             3,649
   Borrowed funds                                               354                  67                  582               134
                                                    ----------------  ------------------  -------------------  ----------------
                    Total interest expense                    2,340               1,885                4,440             3,783
                                                    ----------------  ------------------  -------------------  ----------------
                    Net interest income                       1,566               1,604                3,187             3,215
Provision for loan losses                                         -                   4                    -                27
                                                    ----------------  ------------------  -------------------  ----------------
     Net interest income after provision for
           loan losses                                        1,566               1,600                3,187             3,188
                                                    ----------------  ------------------  -------------------  ----------------
Noninterest income
   Gain  on sale of loans originated for sale                     -                  50                   14               122
   Loan origination and commitment fees                          24                  71                   41               226
   Loan servicing fees                                          101                 101                  201               194
   Insurance commissions                                        110                  89                  185               162
   Fees and service charges                                     103                 123                  201               235
   Other                                                          9                  14                   16                19
                                                    ----------------  ------------------  -------------------  ----------------
                    Total noninterest income                    347                 448                  658               958
                                                    ----------------  ------------------  -------------------  ----------------
Noninterest expense
   Compensation and benefits                                    655                 588                1,253             1,179
   Occupancy and equipment                                      222                 215                  434               404
   SAIF deposit insurance premium                                 9                  23                   17                47
   Data processing                                               91                  83                  184               179
   Advertising                                                   57                  46                  110                94
   Other                                                        221                 290                  492               550
                                                    ----------------  ------------------  -------------------  ----------------
                    Total noninterest expense                 1,255               1,245                2,490             2,453
                                                    ----------------  ------------------  -------------------  ----------------
                    Income  before taxes                        658                 803                1,355             1,693
Income tax expense                                              259                 330                  546               679
                                                    ----------------  ------------------  -------------------  ----------------
                    Net Income                            $     399          $      473          $       809        $    1,014
                                                    ================  ==================  ===================  ================
Earnings  per share
      Basic earnings per share                            $    0.32          $     0.31          $      0.62        $     0.66
                                                    ================  ==================  ===================  ================
      Diluted earnings per  share                         $    0.32          $     0.30          $      0.62        $     0.64
                                                    ================  ==================  ===================  ================

Weighted average number of common shares outstanding:
           Basic                                          1,247,470           1,519,249            1,300,191         1,547,731
                                                    ================  ==================  ===================  ================
           Diluted                                        1,254,821           1,556,939            1,308,206         1,585,325
                                                    ================  ==================  ===================  ================

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                             (Dollars in Thousands)
                                   (Unaudited)

                                                            Three Months Ended                Six Months Ended
                                                                 June 30,                         June 30,
                                                     ------------ --- --------------    ------------- --- -------------
                                                        2000              1999              2000              1999
                                                     ------------     --------------    -------------     -------------
   Net Income                                            $   399            $   473          $   809           $ 1,014

   Other comprehensive income:
      Unrealized appreciation  (depreciation) on
        Securities available for sale                        (86)                16             (155)             (155)
      Income tax benefit (expense)                            35                 (7)              63                63
                                                     ------------     --------------    -------------     -------------
   Comprehensive income                                  $   348            $   482          $   717           $   922
                                                     ============     ==============    =============     =============










                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                         Six Months Ended June 30, 2000
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                 Unearned
                                                                                 Employee      Unearned
                                                                 Accumulated       Stock     Compensation
                                          Additional                Other        Ownership    Restricted                  Total
                                Common     Paid-In    Retained  Comprehensive   Plan Shares     Stock      Treasury   Stockholders'
                                Stock      Capital    Earnings    Income                       Awards        Stock        Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999        $  219    $ 16,939   $ 18,189     $    655     $  (435)    $    (27)  $(12,083)     $   23,457

Net income for the six months
   ended  June 30, 2000                -           -        809            -           -            -          -             809


Net change in unrealized
   appreciation  on securities
   available for sale, net of
   related deferred taxes              -           -          -          (92)          -            -          -             (92)


Treasury stock purchases                                                                                  (2,410)         (2,410)

Amortization of unearned
   compensation                        -           -          -            -           -            4          -               4


 Dividends on common stock             -           -       (414)           -           -            -          -            (414)

Allocated employee stock
   ownership plan shares               -          26          -            -          72            -          -              98
                              --------------------------------------------------------------------------------------------------

Balance, June 30, 2000            $  219    $ 16,965   $ 18,584     $    563     $  (363)   $     (23)  $(14,493)     $   21,452
                              ==================================================================================================





                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                      Consolidated Statements of Cash Flow
                     Six Months Ended June 30, 2000 and 1999
                             (Dollars in Thousands)
                                   (Unaudited)
                                    2000 1999

                                                                                 2000                      1999
                                                                        --------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                  $       809             $      1,014
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                                                       -                       27
         (Gain) loss on the sale of loans originated for sale                           14                      (86)
         Compensation on allocation of ESOP shares                                      98                      132
         Amortization of restricted stock awards                                         4                       22
         Loss on the sale of foreclosed real estate                                      5                        -
         Write-down of foreclosed real estate                                            3                        -
         Deferred income taxes                                                          26                       23
         Depreciation and amortization on premises and equipment                       136                      121
         Amortization of deferred loan origination fees                                (38)                     (89)
         Amortization of excess servicing fees, mortgage servicing
            rights and bond premiums and discounts                                      78                      107
         Loans originated for sale                                                  (6,253)                 (23,437)
         Proceeds from the sale of loans originated for sale                         6,273                   28,501
         Changes in assets and liabilities:
            Accrued interest receivable                                               (458)                    (459)
            Other assets                                                              (143)                     (84)
            Income taxes payable, current                                                -                     (128)
            Accrued expenses and other liabilities                                      55                      (18)
                                                                        --------------------     --------------------
         Net cash provided by operating activities                                     609                    5,646
                                                                        --------------------     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) decrease  in loans                                             (13,121)                  (1,593)
     Purchase of certificates of deposit                                              (100)                    (400)
     Purchase of securities held to maturity                                             -                   (9,984)
     Purchase of securities available for sale                                      (1,234)                        -
     Proceeds from the maturities of certificates of deposit                           400                      400
     Proceeds from the maturities of securities held to maturity                        90                    1,145
     Proceeds from the sale and redemption of foreclosed real estate                    35                       83
     Purchase of premises and equipment                                               (420)                    (141)
                                                                        --------------------     --------------------
         Net cash (used in) investment activities                                  (14,350)                 (10,490)
                                                                        --------------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase in deposits                                                     4,202                      877
        Net increase in advances from borrowers
           for taxes and insurance                                                      (4)                      41
        Proceeds from borrowed funds                                                22,800                        -
        Repayments on borrowed funds                                               (11,300)                       -
        Purchase of treasury stock                                                  (2,410)                  (1,209)
        Dividends on common stock                                                     (414)                    (466)
                                                                        --------------------     --------------------
         Net cash provided by (used in) financing activities                        12,874                     (757)
                                                                        --------------------     --------------------
      Net decrease in cash and cash equivalents                                       (867)                  (5,601)

CASH:
   Beginning                                                                         4,200                   19,446
                                                                        --------------------     --------------------
   Ending                                                                      $     3,333             $     13,845
                                                                        ====================     ====================

              (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                Consolidated Statements of Cash Flow (continued)
                     Six Months Ended June 30, 2000 and 1999
                             (Dollars in Thousands)
                                   (Unaudited


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
     Interest on deposits                                                      $       3,858           $       3,522
     Interest on borrowed funds                                                          582                     134
     Income taxes                                                                        584                     691
                                                                         ====================    ====================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
     Transfers from loans to foreclosed real estate                            $          42           $          98
     Allocation of ESOP shares to participants                                            72                      78
     Net change in unrealized appreciation on securities available for sale               92                      92
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


NOTE 2.  REGULATORY CAPITAL

         The following table presents the Bank's regulatory capital amounts and percents at June 30, 2000 and December 31, 1999.


                                                              June 30, 2000                         December 31, 1999
                                                       Amount          Percent                   Amount         Percent
             ----------------------------------------------------------------------------------------------------------
                                                                    (Dollars in Thousands)
             Tier 1 (Core) Capital
                  Required                           $    8,409         4.00%                  $   7,754         4.00%
                  Actual                                 17,331         8.24%                     16,865         8.70%
                  Excess                                  8,922         4.24%                      9,111         4.70%

             Risk-based Capital
                  Required                               11,076         8.00%                     10,154         8.00%
                  Actual                                 18,177        13.13%                     17,722        13.96%
                  Excess                                  7,101         5.13%                      7,568         5.96%


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

         A reconciliation of the common stock share amounts used in the calculation of basic and diluted earnings per share is presented in the following chart.

                                                                    Number of Shares
                                               Three months ended June 30,            Six months ended June 30,
                                           -------------------------------         ----------------------------
                                              2000               1999                  2000            1999
                                           -------------------------------         ----------------------------

Basic EPS                                  1,247,470          1,519,249            1,300,191        1,547,731
Effect of dilutive securities:
   Stock options                               7,351             37,690                8,015           37,594
                                           -------------------------------         ----------------------------
Diluted EPS                                1,254,821          1,556,939            1,308,206        1,585,325
                                           ===============================         ============================

NOTE 4.  SELECTED FINANCIAL DATA


                                                                                     For the six months ended
                                                                                              June 30,
                                                                                     2000                1999
                                                                             -----------------------------------
Return on assets
   (ratio of net income to average total assets) (1)                                  0.79%               1.05%

Return on equity
   (ratio of net income to average equity) (1)                                        7.13%               7.93%

Equity to assets ratio
   (ratio of average equity to average total assets)                                 11.07%              13.25%

Net interest margin
   (ratio of net interest income to average interest earning assets) (1)              3.19%               3.42%

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

         The Bank has eight full service offices located in Faribault, Martin, Blue Earth, Nicollet, Freeborn and Steele Counties, Minnesota.

         The Company may from time to time make written or oral "forward-looking statements" including statements contained in this report and in other communications by the Company which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, such as statements of the Company's plans, objectives, estimates and intentions, involve risks and uncertainties and are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of the products and services by users, including the features, pricing and quality compared to competitor's products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and savings habits; and the success of the Company at managing the risks involved in the foregoing.

Comparison of Financial Condition at June 30, 2000 and December 31, 1999:

         Total assets increased by $13,711,000, from $199,836,000 at December 31, 1999 to $213,547,000 at June 30, 2000 primarily due to an increase of $13,117,000 in the loan portfolio and a $1,079,000 increase in securities available for sale. The increase in the loan portfolio was primarily due to increases in loans secured by single family dwellings, loans secured by farm real estate and home equity loans. Interest rates on mortgage loans increased during the last half of 1999 and the first half of 2000 which was the basis for management's decision to retain almost all of the mortgage loans the Company originated during those periods.

         In accordance with the Bank's internal classification of assets policy, management evaluates the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions. As of June 30, 2000 and December 31, 1999 the balances in the allowance for loan losses and the allowance for loan losses as a percentage of total loans were $846,000 and $857,000 and 0.45% and 0.49%, respectively.

         Activity in the Company's allowance for loan losses for the six months ended June 30, 2000 and 1999 is summarized as follows:

                                   2000            1999
                                 -------------------------

Balance on January 1,            $856,692        $852,557

  Provision for loan losses             -          27,000

  Charge-offs                     (16,886)        (26,296)

  Recoveries                        6,677          13,271
                                 ---------       ---------
Balance on June 30,              $846,483        $866,532
                                 =========       =========

         Loans on which the accrual of interest has been discontinued amounted to $126,000 and $111,000 at June 30, 2000 and December 31, 1999, respectively. The effect of nonaccrual loans was not significant to the results of operations. The Company includes all loans considered impaired under FASB Statement No. 114 in nonaccrual loans. The amount of impaired loans was not material at June 30, 2000 and December 31, 1999.

         Liabilities increased by $15,716,000, from $176,379,000 at December 31, 1999 to $192,095,000 at June 30, 2000. This increase is primarily due to a $11,500,000 increase in borrowed funds and a $4,202,000 increase in deposits, which were used to fund loan growth and to purchase investment securities.

         Equity decreased by $2,005,000 from $23,457,000 at December 31, 1999 to $21,452,000 at June 30, 2000. The decrease in equity was primarily the result of net income for the first six months of 2000 of $809,000 being offset by the payment of $414,000 in cash dividends and by the repurchase of 198,100 shares of treasury stock at a total cost of $2,410,000. On July 18, 2000, the Board of Directors of the Company declared a $0.15 per share cash dividend to be paid on August 11, 2000 to the stockholders of record on July 31, 2000. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

Comparison of Operating Results for the Three and Six-Month Periods Ended June 30, 2000 and June 30, 1999.

         Net Income. Net income decreased by $74,000 and $205,000, or 15.6% and 20.2% for the three and six months ended June 30, 2000, respectively, when compared to the same periods during 1999. The decrease in net income was primarily due to decreases of $47,000 and $185,000 in loan origination and commitment fees for the three and six-month periods ended June 30, 2000, respectively, when compared to the three and six-month periods ended June 30, 1999. Also affecting net income were decreases of $50,000 and $108,000 for the three and six months ended June 30, 2000, respectively, when compared to the same periods in 1999, in the gain on sale of loans originated for sale.

       Interest Income. Interest income from the loan portfolio increased by $521,000 and $849,000, or 16.9% and 13.7%, for the three and six-month periods ended June 30, 2000, respectively, when compared to the same periods in 1999. During the last half of 1999 and the first six months of 2000, the Company's loan portfolio increased due, primarily, to an increase in real estate loans secured by farmland, loans secured by residential real estate and home equity loans. This resulted in an increase in the average balance of the loan portfolio during the first half of 2000 when compared to the same period in 1999. This is the primary reason for the increase in interest income from the Company's loan portfolio. To a lesser degree, an increase in the interest rates on the Company's loan portfolio also contributed to the increase in interest income. Partially offsetting the increase in interest income from the loan portfolio was a $104,000 and $220,000 decrease in interest income from investment securities and interest bearing deposits during the three and six months ended June 30, 2000, respectively, when compared to the same periods in 1999. The decrease in interest income from investment securities and interest bearing deposits resulted from the use of cash that was held in interest bearing deposits during the first half of 1999 to fund loan growth and to purchase treasury stock.

         Interest Expense. Total interest expense increased by $455,000 and $657,000, or 24.1% and 17.4%, for the three and six-month periods ended June 30, 2000 when compared to the same periods in 1999. The increase in interest was primarily due to an increase in the average amount of borrowed funds and deposits during the first half of 2000 when compared to the first half of 1999. To a lesser extent, an overall increase in the cost of deposits and borrowed funds during the first half of 2000 contributed to the increase in interest expense.

         Net Interest income. Net interest income decreased by $38,000 and $28,000, for the three and six- month periods ended June 30, 2000, respectively, when compared to the same periods in 1999 due to the changes in interest income and interest expense described above.

         Provision for loan losses. The provision for loan losses decreased by $4,000 and $27,000 for the three and six month periods ended June 30, 2000, respectively, when compared to the same periods in 1999. Management evaluates the quality of the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan loss. Based on these continuing reviews, management believes no provision for loan losses are necessary at this time. While the Company maintains its allowance for loan losses at a level that is considered to be adequate to provide for potential losses, there can be no assurance that further additions will not be made to the loss allowance and that losses will not exceed estimated amounts.

         Noninterest Income. Noninterest income decreased by $101,000 and $300,000, or 22.5% and 31.3%, for the three and six-month periods ended June 30, 2000, respectively, when compared to the same periods in 1999. The decrease in noninterest income was primarily due to decreases of $47,000 and $185,000 for the three and six-month periods ended June 30, 2000, respectively, when compared to the same periods in 1999 in loan origination and commitment fees. Also affecting noninterest income were decreases of $50,000 and $108,000 for the three and six months ended June 30, 2000, respectively, when compared to the same periods in 1999, in the gain on sale of loans originated for sale. Due to low interest rates on residential mortgage loans during the first quarter and beginning of the second quarter of 1999, the Company originated a larger volume of loans during that period when compared to the same period in 2000. This resulted in the decrease in loan origination and commitment fees during the first half of 2000 when compared to the first half of 1999. The decrease in the gain on sale of loans originated for sale resulted from management's decision to retain almost all of the loans the Company originated during the first half of 2000.

         Noninterest Expense. Noninterest expense remained relatively constant for the three and six-month periods ended June 30, 2000 when compared to the same periods in 1999 as increases in compensation and benefits were offset by decreases in other noninterest expense. Compensation and benefits increased by $67,000 and $74,000 for the quarter and six-months ended June 30, 2000, respectively, when compared to the same periods in 1999, primarily due to a timing difference in the payment of compensation and annual compensation adjustments.

         Income Tax Expense. Income tax expense decreased by $71,000 and $133,000 for the three and six month periods ended June 30, 2000 when compared to the same periods in 1999. This decrease was the result of a decrease in income before income taxes for the three and six-month periods ended June 30, 2000 when compared to the same periods in 1999.

         Non-performing Assets. The following table sets forth the amounts and categories of non-performing assets at June 30, 2000 and December 31, 1999.

                                                         June 30, 2000      December 31, 1999
                                                    ------------------------------------------------
                                                                (Dollars in Thousands)
Non-accruing loans
    One to four family real estate                            $       2                 $         -
     Agricultural real estate                                         -                          32
    Consumer                                                        124                          79
                                                    --------------------    ------------------------
Total                                                         $     126                 $       111
                                                    --------------------    ------------------------

Accruing loans which are contractually
Past due 90 days or more
    One to four family real estate                            $     191                 $        10
    Commercial real estate                                            -                           -
                                                    --------------------    ------------------------
Total                                                         $     191                 $        10
                                                    --------------------    ------------------------


Total non-accrual and accruing loans
past due 90 days or more                                      $     317                 $       121
                                                    ====================    ========================

Repossessed and non-performing assets
   Repossessed property                                       $      54                 $        55
   Other non-performing assets                                        -                           -
                                                    --------------------    ------------------------
Total repossessed and non-performing assets                   $      54                 $        55
                                                    --------------------    ------------------------

Total non-performing assets                                   $     371                 $       176
                                                    ====================    ========================

Total non-accrual and accruing loans
past due 90 days or more to net loans                             0.17%                       0.07%
                                                    ====================    ========================

Total non-accrual and accruing loans
past due 90 days or more to total assets                          0.15%                       0.06%
                                                    ====================    ========================

Total nonperforming assets to total assets                        0.17%                       0.09%
                                                    ====================    ========================

         Financial Standards Board Statement No. 114, Accounting by Creditors for Impairment of a Loan, and Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, require that impaired loans within the scope of these Statements be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate; or as a practical expedient, either at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. At June 30, 2000 and December 31, 1999, the value of loans that would be classified as impaired under these Statements is considered to be immaterial.

Liquidity and Capital Resources:

          The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of US Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At June 30, 2000, the Bank's liquidity, as measured for regulatory purposes, was 8.74%. The Bank adjusts liquidity as appropriate to meet its asset/liability objectives.

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

         In 1999 and 2000, the Company approved stock buy back programs in which up to 420,266 shares of the common stock of the Company can be acquired. The Company bought 223,003 shares of its common stock during 1999 and 197,263 shares of its common stock during the first half of 2000 completing these stock buy back programs.

         The Company paid cash dividends of $0.15 per share on February 11, 2000 and on May 12, 2000. The Company declared a cash dividend of $0.15 per share payable on August 11, 2000 to stockholders of record on July 31, 2000. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

         Savings institutions like the Bank are required to meet prescribed regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. At June 30, 2000, the Bank met all current capital requirements.

         The Office of Thrift Supervision (OTS) has adopted a core capital requirement for savings institutions comparable to the requirement for national banks. The OTS core capital requirement for the Bank is 4% of adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 8.24% at June 30, 2000.

                     WELLS FINANCIAL CORP. and SUBSIDIARIES
                                  June 30, 2000

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

               -----------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



WELLS FINANCIAL CORP.


By:    /s/ Lawrence H. Kruse                      Date:    August 4, 2000
       -----------------------                             --------------
       Lawrence H. Kruse
       President and Chief Executive Officer


By:    /s/ James D. Moll                          Date:    August 4, 2000
       -----------------------                             --------------
       James D. Moll
       Treasurer and Principal Financial & Accounting Officer