Form 10QSB
period 2000-09-30
WELLS FINANCIAL CORP
filed 2000-11-06
CIK 934739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended          September 30, 2000
                                          -----------------------------------
or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    -------------------

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
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization

                53 1st Street S.W., P.O. Box 310, Wells MN 56097
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (507) 553-3151
              ----------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

                                       N/A
 --------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

The number of shares outstanding of each of the issuer's classes of common stock as of November 6, 2000:

                           Class                        Outstanding
                           -----                        -----------
         $.10 par value per share, common stock      1,254,332 Shares

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                      ------------------------------------

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

         Signatures

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Financial Condition
                    September 30, 2000 and December 31, 1999
                             (Dollars in Thousands)
                                   (Unaudited)

ASSETS
                                                                               2000                       1999
                                                                       ---------------------    --------------------------

Cash, including interest-bearing accounts
     September 30, 2000 $2,924; December 31, 1999 $2,320                       $      4,227                 $       4,200
Certificates of deposit                                                                 200                           400
Securities available for sale, at fair value                                         15,631                         2,551
Securities held to maturity (approximate market value $15,090 at
December 31, 1999)                                                                        -                        15,559
Loans held for sale                                                                   1,557                           521
Loans receivable, net                                                               191,162                       172,713
Accrued interest receivable                                                           2,022                         1,350
Income taxes receivable                                                                   -                            16
Foreclosed real estate                                                                    2                            55
Premises and equipment                                                                1,852                         1,558
Other assets                                                                            865                           913
                                                                       ---------------------    --------------------------
            TOTAL ASSETS                                                       $    217,518                 $     199,836
                                                                       =====================    ==========================

LIABILITIES AND STOCKHOLDERS'  EQUITY

LIABILITIES
   Deposits                                                                    $    160,411                 $     156,984
   Borrowed funds                                                                    32,500                        17,000
   Advances from borrowers for taxes and insurance                                    1,848                         1,262
   Income taxes:
      Current                                                                             9                             -
      Deferred                                                                          657                           763
   Accrued interest payable                                                             315                           116
   Accrued expenses and other liabilities                                                88                           254
                                                                       ---------------------    --------------------------
            TOTAL LIABILITIES                                                       195,828                       176,379
                                                                       ---------------------    --------------------------

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 500,000 shares
      Authorized; none outstanding                                                        -                             -
   Common stock, $.10 par value; authorized 7,000,000
      shares; issued 2,187,500 shares                                                   219                           219
   Additional paid in capital                                                        16,991                        16,939
   Retained earnings, substantially restricted                                       18,844                        18,189
   Accumulated other comprehensive income                                               484                           655
   Unearned ESOP shares                                                                (326)                         (435)
   Unearned compensation restricted stock awards                                       (269)                          (27)
   Treasury stock, at cost, 933,868 shares at September 30,
    2000; 758,343 shares at December 31, 1999                                       (14,253)                      (12,083)
                                                                       ---------------------    --------------------------
            TOTAL STOCKHOLDERS' EQUITY                                               21,690                        23,457
                                                                       ---------------------    --------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $    217,518                 $     199,836
                                                                       =====================    ==========================

                           (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended                      Nine Months Ended
                                                             September 30,                           September 30,
                                                  --------------------------------------  -------------------------------------
                                                         2000               1999                 2000               1999
                                                  ------------------  ------------------  -------------------  ----------------
Interest and dividend income Loans receivable:
      First mortgage loans                                $   2,967          $    2,543          $     8,496        $    7,437
      Consumer and other loans                                  850                 691                2,374             2,001
   Investment securities and other
       interest bearing deposits                                277                 322                  851             1,116
                                                    ----------------  ------------------  -------------------  ----------------
                    Total interest income                     4,094               3,556               11,721            10,554
                                                    ----------------  ------------------  -------------------  ----------------
Interest Expense
   Deposits                                                   2,100               1,831                5,958             5,480
   Borrowed funds                                               474                  75                1,056               209
                                                    ----------------  ------------------  -------------------  ----------------
                    Total interest expense                    2,574               1,906                7,014             5,689
                                                    ----------------  ------------------  -------------------  ----------------
                    Net interest income                       1,520               1,650                4,707             4,865
Provision for loan losses                                         -                   -                    -                27
                                                    ----------------  ------------------  -------------------  ----------------
   Net interest income after provision for
           loan losses                                        1,520               1,650                4,707             4,838
                                                    ----------------  ------------------  -------------------  ----------------
Noninterest income
   Gain  on sale of loans originated for sale                    43                  39                   57               161
   Loan origination and commitment fees                          63                  38                  104               264
   Loan servicing fees                                          100                 101                  301               295
   Insurance commissions                                        106                  92                  291               254
   Fees and service charges                                     114                  99                  315               334
   Other                                                         11                   9                   27                28
                                                    ----------------  ------------------  -------------------  ----------------
                    Total noninterest income                    437                 378                1,095             1,336
                                                    ----------------  ------------------  -------------------  ----------------
Noninterest expense
   Compensation and benefits                                    612                 637                1,865             1,816
   Occupancy and equipment                                      199                 185                  633               589
   SAIF deposit insurance premium                                 8                  24                   25                71
   Data processing                                               86                  77                  270               256
   Advertising                                                   59                  66                  169               160
   Other                                                        235                 292                  727               842
                                                    ----------------  ------------------  -------------------  ----------------
                    Total noninterest expense                 1,199               1,281                3,689             3,734
                                                    ----------------  ------------------  -------------------  ----------------
                    Income  before taxes                        758                 747                2,113             2,440
Income tax expense                                              332                 303                  878               982
                                                    ----------------  ------------------  -------------------  ----------------
                    Net Income                            $     426          $      444          $     1,235        $    1,458
                                                    ================  ==================  ===================  ================
Earnings  per share
      Basic earnings per share                            $    0.36          $     0.30          $      0.98        $     0.96
                                                    ================  ==================  ===================  ================
      Diluted earnings per  share                         $    0.35          $     0.29          $      0.96        $     0.94
                                                    ================  ==================  ===================  ================

Weighted average number of common shares outstanding:
           Basic                                          1,191,218           1,471,337            1,263,589         1,518,562
                                                    ================  ==================  ===================  ================
           Diluted                                        1,205,200           1,508,291            1,289,338         1,555,940
                                                    ================  ==================  ===================  ================

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                             (Dollars in Thousands)
                                   (Unaudited)

                                                  Three Months Ended                Nine Months Ended
                                                    September 30,                     September 30,
                                           -------------------------------    -------------------------------
                                              2000              1999              2000              1999
                                           ------------     --------------    -------------     -------------
   Net Income                                  $   426            $   444         $  1,235          $  1,458
   Other comprehensive income:
      Unrealized depreciation on
        Securities available for sale             (136)              (144)            (291)             (298)
      Income tax benefit                            57                 59              120               122
                                           ------------     --------------    -------------     -------------
   Comprehensive income                        $   347            $   359         $  1,064          $  1,282
                                           ============     ==============    =============     =============










                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                      Nine Months Ended September 30, 2000
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                 Unearned
                                                                                 Employee       Unearned
                                                                 Accumulated       Stock      Compensation
                                         Additional                Other        Ownership      Restricted                 Total
                               Common     Paid-In   Retained    Comprehensive      Plan          Stock      Treasury   Stockholders'
                               Stock      Capital   Earnings       Income         Shares         Awards      Stock        Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999      $  219    $ 16,939   $ 18,189     $      655    $   (435)    $     (27)   $(12,083)   $   23,457

Net income for the nine months
   ended  September 30, 2000         -           -      1,235              -           -             -           -         1,235

Net change in unrealized
   appreciation  on securities
   available for sale, net of
   related deferred taxes            -           -          -           (171)          -             -           -          (171)

Treasury stock purchases             -           -          -              -           -             -      (2,410)       (2,410)

Award of MSBP shares                 -           8          -              -           -          (248)        240             -

Amortization of unearned
   compensation                      -           -          -              -           -             6           -             6

 Dividends on common stock           -           -       (580)             -           -             -           -          (580)

Allocated employee stock
   ownership plan shares             -          44          -              -         109             -           -           153
                              ------------------------------------------------------------------------------------------------------
Balance, September 30, 2000     $  219    $ 16,991   $ 18,844     $      484    $   (326)    $    (269)   $(14,253)   $   21,690
                              ======================================================================================================



                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                      Consolidated Statements of Cash Flow
                  Nine Months Ended September 30, 2000 and 1999
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                               2000                     1999
                                                                        --------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                $       1,235            $       1,458
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                                                       -                       27
         (Gain) loss on the sale of loans originated for sale                           24                     (119)
         Compensation on allocation of ESOP shares                                     153                      198
         Amortization of restricted stock awards                                         6                       33
         Write-down of foreclosed real estate                                            3                        -
         Gain on disposal of equipment                                                 (12)                       -
         Deferred income taxes                                                          14                       13
         Depreciation and amortization on premises and equipment                       207                      185
         Amortization of deferred loan origination fees                                (31)                    (124)
         Amortization of excess servicing fees, mortgage servicing
            rights and bond premiums and discounts                                     120                      165
         Loans originated for sale                                                 (11,629)                 (27,002)
         Proceeds from the sale of loans originated for sale                        10,599                   32,577
         Changes in assets and liabilities:
            Accrued interest receivable                                               (672)                    (656)
            Other assets                                                               (92)                     (31)
            Income taxes payable, current                                                9                     (166)
            Accrued expenses and other liabilities                                      34                      178
                                                                        --------------------     --------------------
         Net cash provided by (used in) operating activities                           (32)                   6,736
                                                                        --------------------     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net increase  in loans                                                        (18,460)                 (12,987)
     Purchase of certificates of deposit                                              (200)                    (400)
     Purchase of securities held to maturity                                             -                  (11,230)
     Purchase of securities available for sale                                      (6,927)                       -
     Proceeds from the maturities of certificates of deposit                           400                      500
     Proceeds from the sale of securities available for sale                         8,000                        -
     Proceeds from the maturities of securities held to maturity                     1,120                    1,183
     Proceeds from the sale and redemption of foreclosed real estate                    92                       91
     Purchase of premises and equipment                                               (489)                    (287)
                                                                        --------------------     --------------------
         Net cash used in investment activities                                    (16,464)                 (23,130)
                                                                        --------------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase  in deposits                                                    3,427                   (1,180)
        Net increase in advances from borrowers
           for taxes and insurance                                                     586                      629
        Proceeds from borrowed funds                                                33,800                        -
        Repayments on borrowed funds                                               (18,300)                   4,000
        Purchase of treasury stock                                                  (2,410)                  (3,194)
        Dividends on common stock                                                     (580)                    (701)
                                                                        --------------------     --------------------
         Net cash provided by (used in) financing activities                        16,523                     (466)
                                                                        --------------------     --------------------
      Net increase (decrease) in cash and cash equivalents                              27                  (16,840)

CASH:
      Beginning                                                                      4,200                   19,446
                                                                        --------------------     --------------------
      Ending                                                                  $      4,227             $      2,606
                                                                        ====================     ====================

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                Consolidated Statements of Cash Flow (continued)
                  Nine Months Ended September 30, 2000 and 1999
                             (Dollars in Thousands)
                                   (Unaudited


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
     Interest on deposits                                                       $      5,964           $       5,351
     Interest on borrowed funds                                                        1,031                     207
     Income taxes                                                                        834                     995
                                                                         ====================    ====================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
     Transfers from loans to foreclosed real estate                             $         42            $         98
     Allocation of ESOP shares to participants                                           109                     117
     Net change in unrealized appreciation on securities available for sale             (171)                   (176)
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


NOTE 2.  REGULATORY CAPITAL

         The following table presents the Bank's regulatory capital amounts and percents at September 30, 2000 and December 31, 1999.




                                                    September 30, 2000                 December 31, 1999
                                                 Amount          Percent           Amount           Percent
             ----------------------------------------------------------------------------------------------------
                                                                  (Dollars in Thousands)
           Tier 1 (Core) Capital
                  Required                     $    8,559         4.00%            $   7,754         4.00%
                  Actual                           17,561         8.21%               16,865         8.70%
                  Excess                            9,002         4.21%                9,111         4.70%

           Risk-based Capital
                  Required                         11,431         8.00%               10,154         8.00%
                  Actual                           18,407        12.88%               17,722        13.96%
                  Excess                            6,976         4.88%                7,568         5.96%



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

                                                                       Number of Shares
                                                  Three months ended                      Nine months ended
                                                     September 30,                          September 30,
                                           ----------------------------------------------------------------------------
                                                 2000               1999                2000            1999
                                           ------------------------------------  --------------------------------------
Basic EPS                                    1,191,218          1,471,337            1,263,589        1,518,562
Effect of dilutive securities:
   Stock options                                13,982             36,954               25,749           37,378
                                           ------------------------------------    ------------------------------------

Diluted EPS                                  1,205,200          1,508,291            1,289,338        1,555,940
                                           ====================================    ====================================


NOTE 4.  SELECTED FINANCIAL DATA

                                                                                   For the nine months ended
                                                                                          September 30,
                                                                                     2000               1999
                                                                             -----------------------------------
Return on assets
   (ratio of net income to average total assets) (1)                                  0.79%               1.01%

Return on equity
   (ratio of net income to average equity) (1)                                        7.37%               7.74%

Equity to assets ratio
   (ratio of average equity to average total assets)                                 10.73%              13.04%

Net interest margin
   (ratio of net interest income to average interest earning assets) (1)              3.10%               3.45%

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

Comparison of Financial Condition at September 30, 2000 and December 31, 1999:

         Total assets increased by $17,682,000, from $199,836,000 at December 31, 1999 to $217,518,000 at September 30, 2000 primarily due to an increase of $18,449,000 in the loan portfolio. The increase in the loan portfolio was primarily due to increases in loans secured by single family dwellings, loans secured by farm real estate and home equity loans. Interest rates on mortgage loans increased during the last half of 1999 and first half of 2000 which was the basis for management's decision to retain almost all of the mortgage loans the Company originated during those periods. During the third quarter of 2000, management decided to sell almost all of the one to four family mortgage loans originated during the third quarter due to decreases in interest rates and to help the Company maintain its interest rate risk goals. Also during the third quarter of 2000, management elected to reclassify all of the Company's held-to-maturity securities to available-for-sale and to sell some of the lower yielding securities. This is the reason for the $15.6 million decrease in securities held-to-maturity and the $13.1 million increase in securities available-for-sale.

         In accordance with the Bank's internal classification of assets policy, management evaluates the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions. As of September 30, 2000 and December 31, 1999 the balances in the allowance for loan losses and the allowance for loan losses as a percentage of total loans were $846,000 and $857,000 and 0.44% and 0.49%, respectively.

         Activity in the Company's allowance for loan losses for the nine months ended September 30, 2000 and 1999 is summarized as follows:

                                           2000                       1999
                                   ---------------------------------------------

Balance on January 1,               $    856,692                    852,557
  Provision for loan losses                    -                     27,000
  Charge-offs                            (30,515)                   (37,223)
  Recoveries                              20,072                     15,874
                                   ----------------------     ------------------
Balance on September 30,            $    846,249               $    858,208
                                   ======================     ==================


         Loans on which the accrual of interest has been discontinued amounted to $179,000 and $111,000 at September 30, 2000 and December 31, 1999,
respectively. The effect of nonaccrual loans was not significant to the results of operations. The Company includes all loans considered impaired under FASB Statement No. 114 in nonaccrual loans. The amount of impaired loans was not material at September 30, 2000 and December 31, 1999.

         Liabilities increased by $19,449,000, from $176,379,000 at December 31, 1999 to $195,828,000 at September 30, 2000. This increase is primarily due to a $15,500,000 increase in borrowed funds and a $3,427,000 increase in deposits, which were used to fund loan growth.

         Equity decreased by $1,767,000 from $23,457,000 at December 31, 1999 to $21,690,000 at September 30, 2000. The decrease in equity was primarily the result of net income for the first nine months of 2000 of $1,235,000 being offset by the payment of $580,000 in cash dividends and by the repurchase of 198,100 shares of treasury stock at a total cost of $2,410,000. On October 17, 2000, the Board of Directors of the Company declared a $0.16 per share cash dividend to be paid on November 13, 2000 to the stockholders of record on October 31, 2000. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

Comparison of Operating Results for the Three and Nine-Month Periods Ended September 30, 2000 and September 30, 1999.

         Net Income. Net income decreased by $18,000 and $223,000, or 4.1% and 15.3% for the three and nine-months ended September 30, 2000, respectively, when compared to the same periods during 1999. The decrease in net income for the third quarter of 2000 when compared to the third quarter of 1999 was primarily due to a $130,000 decrease in net interest income being partially offset by a $59,000 increase in noninterest income and a $82,000 decrease in noninterest expense. The decrease in net income for the nine months ended September 30, 2000 when compared to the same period in 1999 resulted from decreases of $158,000 and $241,000 in net interest income and noninterest income, respectively.

         Interest Income. Interest income from the loan portfolio increased by $583,000 and $1,432,000, or 18.0% and 15.2%, for the three and nine-month periods ended September 30, 2000, respectively, when compared to the same periods in 1999. During the last half of 1999 and the first nine months of 2000, the Company's loan portfolio increased due, primarily, to an increase in home equity loans and real estate loans secured by farmland and, as described above, an increase in loans secured by one to four family dwellings. This resulted in an increase in the average balance of the loan portfolio during the first nine months of 2000 when compared to the same period in 1999. This is the primary reason for the increase in interest income from the Company's loan portfolio. To a lesser degree, an increase in the interest rates on the Company's loan portfolio also contributed to the increase in interest income. Partially offsetting the increase in interest income from the loan portfolio was a $45,000 and $265,000 decrease in interest income from investment securities and interest bearing deposits during the three and nine months ended September 30, 2000, respectively, when compared to the same periods in 1999. The decrease in interest income from investment securities and interest bearing deposits resulted from the use of cash that was held in interest bearing deposits during the first half of 1999 to fund loan growth and to purchase treasury stock.

         Interest Expense. Total interest expense increased by $668,000 and $1,325,000, or 35.0% and 23.3%, for the three and nine-month periods ended September 30, 2000 when compared to the same periods in 1999. The increase in interest was primarily due to an increase in the average amount of borrowed funds and deposits during the first nine months of 2000 when compared to the first nine months of 1999. To a lesser extent, an overall increase in the cost of deposits and borrowed funds during the nine-months ended September 30, 2000 contributed to the increase in interest expense.

         Net Interest income. Net interest income decreased by $130,000 and $158,000, for the three and nine-month periods ended September 30, 2000, respectively, when compared to the same periods in 1999 due to the changes in interest income and interest expense described above.

         Provision for loan losses. The provision for loan losses decreased by $27,000 for the nine-month period ended September 30, 2000, respectively, when compared to the same period in 1999. Management evaluates the quality of the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan loss. Based on these continuing reviews, management believes no provision for loan losses are necessary at this time. While the Company maintains its allowance for loan losses at a level that is considered to be adequate to provide for potential losses, there can be no assurance that further additions will not be made to the loss allowance and that losses will not exceed estimated amounts.

         Noninterest Income. Noninterest income decreased by $241,000 for the nine-months ended September 30, 2000 when compared to the same period in 1999 primarily due to decreases of $160,000 and $104,000 in loan origination and commitment fees and the gain on loans originated for sale, respectively. Due to low interest rates on residential mortgage loans during the first quarter and beginning of the second quarter of 1999, the Company originated and sold to the secondary market a larger volume of loans during that period when compared to the same period in 2000 resulting in decreases in loan origination and commitment fees and the gain on sale of loans originated for sale in 2000. During the third quarter of 2000, the Company sold almost all of the residential mortgage loans that were originated during that period. This resulted in an increase of $25,000 in loan origination and commitment fees during the third quarter of 2000 when compared to the third quarter of 1999 and was the primary reason for the $59,000 increase in noninterest income. Also contributing to the increase in noninterest income were increases of $15,000 and $14,000 in fees and service charges and insurance commissions, respectively.

         Noninterest Expense. Noninterest expense decreased by $82,000 and $45,000 for the three and nine-month periods ended September 30, 2000 when compared to the same periods in 1999. These decreases were primarily due to decreases in other noninterest expense resulting from decreases in the amortization of mortgage servicing rights.

         Income Tax Expense. Income tax expense increased by $29,000 and decreased by $104,000 for the three and nine-month periods ended September 30, 2000 when compared to the same periods in 1999. The increase for the third quarter was the result of an increase in income before income taxes for the quarter ended September 30, 2000 when compared to the same quarter in 1999. The decrease in income tax expense for the nine-months ended September 30, 2000 resulted from a decrease in net income before taxes for that period when compared to the same period in 1999.

     Non-performing Assets. The following table sets forth the amounts and categories of non-performing assets at September 30, 2000 and December 31, 1999.


                                                     September 30, 2000      December 31, 1999
                                                  ------------------------------------------------
                                                              (Dollars in Thousands)
Non-accruing loans
    One to four family real estate                        $       115                $          -
     Agricultural real estate                                       -                          32
    Consumer                                                       64                          79
                                                  --------------------    ------------------------
Total                                                     $       179                $        111
                                                  --------------------    ------------------------

Accruing loans which are contractually
Past due 90 days or more
    One to four family real estate                        $       115                $         10
    Commercial real estate                                          -                           -
                                                  --------------------    ------------------------
Total                                                     $       115                $         10
                                                  --------------------    ------------------------


Total non-accrual and accruing loans
past due 90 days or more                                  $       294                $        121
                                                  ====================    ========================

Repossessed and non-performing assets
   Repossessed property                                   $         2                $         55
   Other non-performing assets                                      -                           -
                                                  --------------------    ------------------------
Total repossessed and non-performing assets               $         2                $         55
                                                  --------------------    ------------------------

Total non-performing assets                               $       296                $        176
                                                  ====================    ========================

Total non-accrual and accruing loans
past due 90 days or more to net loans                           0.15%                       0.07%
                                                  ====================    ========================

Total non-accrual and accruing loans
past due 90 days or more to total assets                        0.14%                       0.06%
                                                  ====================    ========================

Total nonperforming assets to total assets                      0.14%                       0.09%
                                                  ====================    ========================

         Financial Standards Board Statement No. 114, Accounting by Creditors for Impairment of a Loan, and Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, require that impaired loans within the scope of these Statements be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate; or as a practical expedient, either at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. At September 30, 2000 and December 31, 1999, the value of loans that would be classified as impaired under these Statements is considered to be immaterial.

Liquidity and Capital Resources:

          The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of US Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At September 30, 2000, the Bank's liquidity, as measured for regulatory purposes, was 6.44%. The Bank adjusts liquidity as appropriate to meet its asset/liability objectives.

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

         In 1999 and 2000, the Company approved stock buy back programs. The Company bought 223,003 shares of its common stock during 1999 and 198,100 shares of its common stock during the first half of 2000 completing these stock buy back programs.

         The Company paid cash dividends of $0.15 per share on February 11, 2000, May 12, 2000 and August 11, 2000. The Company declared a cash dividend of $0.16 per share payable on November 13, 2000 to stockholders of record on October 31, 2000. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

         Savings institutions like the Bank are required to meet prescribed regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. At September 30, 2000, the Bank met all current capital requirements.

         The Office of Thrift Supervision (OTS) has adopted a core capital requirement for savings institutions comparable to the requirement for national banks. The OTS core capital requirement for the Bank is 4% of adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 8.21% at September 30, 2000.

                     WELLS FINANCIAL CORP. and SUBSIDIARIES
                               September 30, 2000

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



WELLS FINANCIAL CORP.




By:    /s/ Lawrence H. Kruse                        Date:    November 6, 2000
       -------------------------------------                 ----------------
       Lawrence H. Kruse
       President and Chief Executive Officer


By:    /s/ James D. Moll                            Date:    November 6, 2000
       -------------------------------------                 ----------------
       James D. Moll
       Treasurer and Principal Financial
          & Accounting Officer