Form 10KSB40
period 2000-12-31
WELLS FINANCIAL CORP
filed 2001-03-27
CIK 934739

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended            December 31, 2000
                          ------------------------------------------------------

                                     - OR -

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------

Commission file number:   0-25342
                        -----------

                              Wells Financial Corp.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

                Minnesota                                       41-1799504
--------------------------------------------            ------------------------
       (State or other jurisdiction of                       (I.R.S. employer
      of incorporation or organization)                    identification no.)

    53 First Street, S.W., Wells, Minnesota                       56097
--------------------------------------------------      ------------------------
   (Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code:           (507) 553-3151
                                                        ------------------------
Securities registered pursuant to Section 12(b) of the Act:         None
                                                            --------------------
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of class)

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Registrant's revenues for the year ended December 31, 2000 were $17.7 million.

         Registrant's voting stock trades on the Nasdaq National Market under the symbol "WEFC." The aggregate market value of the voting stock held by non-affiliates of registrant, based upon the closing price of such stock as of March 2, 2001 ($17.625 per share), was $19.4 million.

         As of March 2, 2001, registrant had 1,188,121 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Part II -- Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2000.

2. Part III -- Portions of Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders.

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

Item 1. Business
----------------

General

         Wells Financial Corp. ("Registrant" or the "Company") is a unitary savings and loan holding company that was incorporated in December 1994 under the laws of the State of Minnesota for the purpose of acquiring all of the issued and outstanding common stock of Wells Federal Bank, fsb (the "Bank"). This acquisition occurred in April 1995 at the time the Bank simultaneously converted from a mutual to a stock institution, and sold all of its outstanding capital stock to the Company and the Company made its initial public offering of common stock (the "Conversion"). As of December 31, 2000, the Company had total assets of $221.8 million, total deposits of $163.6 million, and stockholders' equity of $22.3 million or 10.1% of total assets under generally accepted accounting principles ("GAAP"). The only subsidiary of the Company is the Bank.

         The primary activity of the Company is directing and planning the activities of the Bank, the Company's primary asset. At December 31, 2000, the remainder of the assets of the Company were maintained in the form of a loan to an employee stock ownership plan ("ESOP") that was established for the benefit of the Bank's employees, deposits in interest bearing accounts with other financial institutions and selected investments. The Company engages in no other significant activities. As a result, references to the Company or Registrant generally refer to the Bank, unless the context otherwise indicates. In the discussion of regulation, except for the discussion of the regulation of the Company, all regulations apply to the Bank rather than the Company.

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

         The principal sources of funds for the Registrant's lending activities are deposits, advances from the Federal Home Loan Bank and the amortization, repayment, and maturity of loans, and investment securities. Principal sources of income are interest and fees on loans, investment securities, and deposits held in other financial institutions. The Registrant's principal expense is interest paid on deposits and borrowed funds.

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

         Lending Activities. The Company's loan portfolio predominantly consists of mortgage loans secured by one to four-family residences. The Company also makes consumer loans and commercial loans. For its mortgage loan portfolio, the Company originates and retains adjustable rate loans. Dependent upon the level of the interest rates at the time mortgage loans on single-family dwellings are originated, the Company may also retain lower loan-to-value ratio fixed rate loans with original maturities that are greater than twenty years. The Company sells other conventional fixed rate mortgage loans to the secondary market. The Company's consumer loan portfolio consists primarily of home equity or improvement loans secured by second liens on real estate on which the Company has the first lien. To a lesser extent, the consumer loan portfolio includes loans secured by vehicles and savings accounts. The Company also originates commercial and multi-family real estate loans, the vast majority of which are secured by farm land. In addition to loans secured by farm real estate, the Company makes commercial business loans, the majority of which are secured by farm operating equipment, livestock, crops on hand, growing crops and farm real estate.

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

                                                                     At December 31,
                        ----------------------------------------------------------------------------------------------------------
                               1996                  1997                1998                    1999                  2000
                        -----------------     -----------------    -----------------      ------------------    ------------------
                         Amount   Percent      Amount   Percent     Amount   Percent       Amount    Percent     Amount    Percent
                        --------  -------     --------  -------    --------  -------      --------   -------    --------   -------
                                                                 (Dollars in Thousands)
Real Estate Loans:
-----------------
  One-to-four family.. $141,067     78.20%   $141,697     76.82%  $105,088     67.25%     $106,292     60.82%   $112,579     58.29%
  Multi-family........    1,355      0.75       1,167      0.63        950      0.61           654      0.37         523       .27
  Commercial..........   10,878      6.03      10,845      5.88     20,068     12.84        31,928     18.27      38,514     19.94
  Construction........    2,081      1.15       1,943      1.05      1,279      0.82         2,957      1.69       2,043      1.06
                       --------    ------    --------    ------   --------   -------     ---------    ------   ---------    ------
      Total real
        estate loans..  155,381     86.13     155,652     84.38    127,385     81.52       141,831     81.15     153,659     79.56
                       --------    ------    --------    ------   --------   -------

Other Loans:
-----------
 Consumer Loans:
  Savings account.....      443      0.25         349      0.19        395      0.25           578      0.33         558       .30
  Vehicles............    4,619      2.56       4,988      2.70      4,644      2.97         4,914      2.81       5,333      2.76
  Home equity,
    home improvement
    and second
    mortgages.........   15,197      8.42      18,781     10.18     18,475     11.83        21,315     12.20      26,155     13.54
  Other...............    3,588      1.99       3,411      1.85      2,970      1.90         3,144      1.80       4,449      2.30
                       --------    ------    --------    ------   --------    ------     ---------    ------   ---------    ------
      Total
        consumer
        loans.........   23,847     13.22      27,529     14.92     26,484     16.95        29,951     17.14      36,495     18.90
Commercial business
  loans...............    1,171      0.65       1,299      0.70      2,394      1.53         2,988      1.71       2,967      1.54
                       --------    ------    --------    ------   --------    ------     ---------    ------    --------     -----
      Total other
        loans.........   25,018     13.87      28,828     15.62     28,878     18.48        32,939     18.85      39,462     20.44
                       --------    ------    --------    ------   --------    ------      --------    ------    --------    ------
      Total loans.....  180,399    100.00%    184,480    100.00%   156,263    100.00%      174,770    100.00%    193,121    100.00%
                                   ======                ======               ======                  ======                ======
Less:
----
  Loans in process....      623                   351                  655                     722                   657
  Deferred loan
    origination fees
    and costs.........      714                   642                  450                     478                   494
  Allowance for
    loan losses.......      615                   763                  853                     857                   833
                       --------              --------             --------                --------              --------
      Total loans
        receivable,
        net........... $178,447              $182,724             $154,305                $172,713              $191,137
                       ========              ========             ========                ========              ========

         Loan Maturity Tables. The following table sets forth the maturity of the Company's loan portfolio at December 31, 2000. The table does not include prepayments, scheduled principal repayments or loans held for sale. All mortgage loans are shown as maturing based on contractual maturities.

                                                         Commercial
                                                        Business and
                                          Construction    Consumer       Total
                                          ------------    --------       -----

Amounts Due:
  Within 1 year or less............           $2,043      $  3,206     $  5,249
  After 1 year through 5 years.....               --        22,347       22,347
  After 5 years....................               --        13,909       13,909
                                              ------       -------      -------
Total amount due...................           $2,043       $39,462      $41,505
                                              ======       =======      =======


         The following table sets forth the dollar amount of all loans due after December 31, 2001 that have pre-determined interest rates and which have floating or adjustable interest rates. This table does not include loans held for sale.

                                                                Floating or
                                               Fixed Rates    Adjustable Rates     Total
                                               -----------    ----------------     -----
                                                               (In Thousands)
One-to-four family...........................   $ 58,001            $ 49,780     $107,781
Commercial and multi-family real estate......     32,980               6,121       39,101
Construction.................................         --                  --           --
Commercial business and consumer.............     26,456              10,271       36,727
                                                --------             -------     --------
  Total......................................   $117,437             $66,172     $183,609
                                                ========             =======     ========

         One-to-Four Family Residential Loans. The Company's primary lending activity consists of the origination of single family residential mortgage loans secured by property located in the Company's primary market area. The Company generally originates one-to-four family residential mortgage loans without private mortgage insurance in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property. The Company typically requires private mortgage insurance or government guarantee on any loan at more than 80% of the value of the mortgaged property. The Company originates adjustable rate mortgage loans for retention in its portfolio with loan-to-value ratios of up to 95% and requires private mortgage insurance when the loan-to-value ratio exceeds 80%.

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

         The Company primarily originates fixed and adjustable rate mortgage loans with 15-30 year terms. The Company offers various loan programs, including low documentation loans for loans with lower loan-to- value ratios and other loan programs using cost of funds or one-year U.S. treasury indices for adjustable rate loan repricing. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Company's cost of funds. Throughout the year, origination fees for loans were generally 1% of the loan amount. The Company's standard underwriting guideline for fixed-rate mortgage loans conform to FHLMC guidelines and the loans may be sold in the secondary market to private investors. The Company customarily sells all Federal Housing Administration and Veterans' Administration ("FHA/VA") loans as well as certain conforming fixed rate mortgage loans in the secondary market. The Company also originates adjustable rate mortgages ("ARMs") which adjust every year based upon various indices.

         At December 31, 2000 Company was servicing approximately $157.7 million of loans for others, primarily long term fixed rate loans sold to FHLMC. Generally, the Company retains all servicing on loans sold to FHLMC and does not retain servicing on FHA/VA loans sold. Except for document deficiencies that may occur during origination that may require a repurchase by the Company, loans are sold without recourse.

         Consumer Loans. The Company offers second mortgage loans on one-to-four family residences which are typically offered as adjustable rate loans. Such loans are only made on owner-occupied one-to-four family residences and are subject to a 90% combined loan-to-value ratio. The Company holds the majority of the underlying first mortgages on these loans. The underwriting standards for second mortgage loans are similar to the Company's standards applicable to one-to-four family residential loans. To a lesser extent, the Company makes loans secured by vehicles and by savings accounts held with the Company. Loans secured by vehicles totaled $5.3 million, or 2.76%, of the loan portfolio at December 31, 2000.

         Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to 35% of an institution's assets. In addition, a federal thrift has lending authority above the 35% category for certain consumer loans, property improvement loans, and loans secured by savings accounts. The Company originates consumer loans in order to provide a wide range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help maintain a profitable spread between its average loan yield and its cost of funds. Consumer loans, however, tend to have a higher risk of default than residential mortgage loans.
Typically, based on the Company's experience, a borrower faced with either paying a mortgage loan to avoid foreclosure on the borrower's home or defaulting on a consumer loan will continue paying the mortgage loan. At December 31, 2000 the Company had approximately $64,000 in consumer loans that were more than 90 days delinquent.

         Commercial Real Estate Loans. In order to enhance yields on its assets, the Company originates loans secured by commercial real estate. Approximately 96% of this portfolio is secured by farm real estate. In addition to originating farm real estate loans, the Company also purchases participations in farm real estate loans that are originated by commercial banks in southern Minnesota. Most of the remainder of the portfolio is secured by church real estate. At December 31, 2000, loans secured by farm real estate were originated in amounts up to the lesser of 65% of the appraised value of the property or $1,000 per tillable acre. These loans are evaluated on a cash flow basis in addition to an asset value basis. Loans secured by church real estate are generally originated in amounts up to 70% of the appraised value of the property. At December 31, 2000, the Company's largest commercial real estate loan consisted of a $1,125,000 performing loan secured by farm real estate. All commercial real estate loans, excluding loans of less than $200,000 secured by farm real estate, require prior approval by the Bank's Board of Directors. As part of its underwriting, the Company requires that borrowers qualify for a commercial loan at the fully indexed interest rate rather than at the origination interest rate.

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

         Loans to One Borrower. Loans-to-one borrower are limited in an amount equal to 15% of unimpaired capital and unimpaired surplus and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. The Company's maximum loan-to-one borrower limit was approximately $2.7 million as of December 31, 2000.

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

         The following table sets forth information regarding non-accrual loans, real estate owned, and certain other repossessed assets and loans.

                                                               At December 31,
                                             ----------------------------------------------
                                              1996    1997      1998        1999    2000
                                              ----    ----      ----        ----    ----
                                                          (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loans secured by 1-to-4 family
    residences ............................   $164    $219    $    192    $     --    $108
  All other mortgage loans ................     59      --          --          32     195
Non-mortgage loans:
  Commercial ..............................     --      --          --          --      --
  Consumer ................................     75      18          68          79      60
                                              ----    ----    --------    --------    ----
Total .....................................   $298    $237    $    260    $    111    $363
                                              ====    ====    ========    ========    ====

Accruing loans which are contractually past
due 90 days or more:
Mortgage loans:
  Construction loans ......................   $ --    $ --    $     --    $     --    $ --
  Permanent loans secured by 1-to-4 family
    residences ............................    147     201         100          11     258
  All other mortgage loans ................     --      --          --          --      --
Non-mortgage loans:
  Commercial ..............................     --      --          --          --      --
  Consumer ................................     --       4          --          --       4
                                              ----    ----    --------    --------    ----
Total .....................................   $147    $205    $    100    $     11    $262
                                              ====    ====    ========    ========    ====
Total non-accrual and accruing loans
  past due 90 days or more ................   $445    $442    $    360    $    122    $625
                                              ====    ====    ========    ========    ====
Foreclosed real estate ....................   $ 78    $ 35    $     --    $     55    $ 54
                                              ====    ====    ========    ========    ====
Other nonperforming assets ................   $ --    $ --    $     --    $     --    $ --
                                              ====    ====    ========    ========    ====
Total nonperforming assets ................   $523    $477    $    360    $    177    $679
                                              ====    ====    ========    ========    ====
Total non-accrual and accruing loans past
  due 90 days or more to net loans ........   0.25%   0.24%       0.23%       0.07%   0.33%
                                              ====    ====    ========    ========    ====
Total non-accrual and accruing loans past
  due 90 days or more to total assets .....   0.22%   0.22%       0.19%       0.06%   0.28%
                                              ====    ====    ========    ========    ====
Total nonperforming assets to total assets    0.26%   0.24%       0.19%       0.09%   0.31%
                                              ====    ====    ========    ========    ====

         Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was immaterial for the year ended December 31, 2000. Amounts included in the Company's interest income on non-accrual loans for the year ended December 31, 2000 were likewise immaterial.

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

         The following table provides further information about the Company's problem assets as of December 31, 2000.


                                                      (In Thousands)
            Special Mention....................            $  707
            Substandard........................               590
            Doubtful assets....................                --
            Loss assets........................                --
                                                           ------
                 Total.........................            $1,297
                                                           ======
            General loss allowance.............            $  833
                                                           ======


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

                                                                       At December 31,
                           ---------------------------------------------------------------------------------------------------------
                                 1996                1997                  1998                  1999                2000
                         --------------------- --------------------  -------------------   -------------------  ------------------

                                  Percent of            Percent of            Percent of           Percent of          Percent of
                                   Loans in              Loans in              Loans in             Loans in            Loans in
                                     Each                  Each                   Each                Each                Each
                                  Category to           Category to          Category to           Category to         Category to
                         Amount   Total Loans  Amount   Total Loans  Amount  Total Loans   Amount  Total Loans  Amount Total Loans
                         ------   -----------  ------   -----------  ------  -----------   ------  -----------  ------ -----------
                                                                   (Dollars in Thousands)
At end of year
allocated to:
Mortgage................  $484        86.13%    $617        84.38%    $ 722      81.52%     $ 749      81.15%   $ 749     79.56%
Consumer and
  non-mortgage..........   131        13.87      146        15.62       131      18.48        108      18.85       84     20.44
                          ----       ------      ---       ------     -----     ------      -----     ------    -----    ------
Total allowance.........  $615       100.00%    $763       100.00%    $ 853     100.00%     $ 857     100.00%   $ 833    100.00%
                          ====       ======      ===       ======     =====     ======       ====     ======     ====    ======

         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Company's allowance for loan losses for the years indicated:

                                                               At December 31,
                                         --------------------------------------------------------
                                           1996        1997        1998        1999        2000
                                         --------    --------    --------    --------    --------

Total loans outstanding ..............   $180,399    $184,480    $156,263    $174,770    $193,121
                                         ========    ========    ========    ========    ========
Average loans outstanding ............   $173,383    $183,591    $172,219    $161,444    $184,773
                                         ========    ========    ========    ========    ========

Beginning allowance balances .........   $    512    $    615    $    763    $    853    $    857
Provision:
  One-to-four family .................        180         180         120          27          --
  Commercial and multi-family
    real estate ......................         --          --          --          --          --
  Consumer ...........................         --          --          --          --          --
Charge-offs:
  One-to-four family .................         21          12          --          --          --
  Commercial and multi-family
    real estate ......................         --          --          --          --          --
  Consumer ...........................         67          54          46          43          49
Recoveries:
  One-to-four family .................         --          --          --          --          --
  Commercial and multi-family
    real estate ......................         --          --          --          --          --
  Consumer ...........................         11          34          16          20          25

Other ................................         --          --          --          --          --
                                         --------    --------    --------    --------    --------
Ending allowance balance .............   $    615    $    763    $    853    $    857    $    833
                                         ========    ========    ========    ========    ========

Allowance for loan losses as a percent
  of total loans outstanding .........       0.34%       0.41%       0.55%       0.49%       0.43%
Net loans charged off as a percent of
  average loans outstanding ..........       0.04%       0.02%       0.02%       0.01%       0.01%


Investment Activities

         The Company is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The Company has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Company's loan origination and other activities. At December 31, 2000, the Company had an investment portfolio of approximately $16.4 million, consisting primarily of U.S. government corporate and agency obligations. To a lesser extent, the portfolio also includes FHLMC stock, certificates of deposit and FHLB stock, as permitted by the OTS regulations. The Company classifies its investments, including debt and equity securities, as either held to maturity or available for sale, in accordance with SFAS 115. The Company will continue to seek high quality investments. The primary and secondary goals of the investment portfolio are safety of principal and rate of return, respectively.

         Investment Portfolio. The following table sets forth the carrying value of the Company's investments, including short-term investments, FHLB stock, and mortgage-backed securities, at the dates indicated. At December 31, 2000, the Company's securities that were classified as available for sale had an unrealized net gain of $1.2 million. At December 31, 2000, the market value for the interest bearing deposits shown below approximated their cost.


                                             At December 31,
                                       ---------------------------
                                        1998      1999      2000
                                       -------   -------   -------
                                             (In Thousands)
Securities available for sale:
  Equity securities ................   $ 2,968   $ 2,551   $ 2,977
  U.S. Agency Securities ...........        --        --    13,012
  Obligations of state and political
    subdivisions ...................        --        --       236
Securities held to maturity:
  U.S. agency securities ...........     5,539    15,559        --
                                       -------   -------   -------
    Total investment securities ....     8,507    18,110    16,225
Interest-bearing deposits ..........       500       400       200
Mortgage-backed securities available
   for sale ........................        --        --        --
                                       -------   -------   -------
    Total investments ..............   $ 9,007   $18,510   $16,425
                                       =======   =======   =======

         Investment Portfolio Maturities. The following table sets forth certain
information   regarding  the  carrying  values,   weighted  average  yields  and
maturities of the Company's investment securities portfolio.

                                                           At December 31, 2000
                     ------------------------------------------------------------------------------------------------------------
                      One Year or Less   One to Five Years   Five to Ten Years   More than Ten Years  Total Investment Securities
                     ------------------  ------------------  ------------------  -------------------  ---------------------------
                     Carrying   Average  Carrying   Average  Carrying   Average  Carrying    Average  Carrying  Average   Market
                      Value     Yield     Value     Yield     Value     Yield     Value      Yield     Value    Yield     Value
                      -------   -------   -------   -------   -------   -------   -------    -------   -------  -------   ------
                                                          (Dollars in Thousands)
U.S. Agency
  Obligations (1)....   $589     5.44%    $12,659     6.51%  $     --     --%    $     --      --%     $13,248    6.46%   $13,248
FHLB Stock...........     --       --          --       --         --     --           --      --        1,875      --      1,875
Equity
  Securities.........     --       --          --       --         --     --           --      --        1,102      --      1,102
Interest
  Bearing Deposits...    200     6.83%         --       --%        --     --%          --      --%         200    6.83%       200
                         ---              -------            --------            --------              -------            -------
  Total..............   $200              $12,659            $     --            $     --              $16,425            $16,425
                         ===              =======            ========            ========              =======            =======

(1)  Includes obligations of state and political subdivisions.

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

         Jumbo Certificate Accounts. The following table indicates, at December 31, 2000, the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity.


           Maturity Period
           ---------------
                                                         (In Thousands)
           Within three months......................        $ 3,131
           Three through six months.................          1,916
           Six through twelve months................          1,077
           Over twelve months.......................          4,717
                                                            -------
                                                            $10,841
                                                            =======

         Borrowings. Deposits are the primary source of funds of the Company's lending and investment activities and for its general business purposes. Through the Bank, the Company may obtain advances from the FHLB of Des Moines to supplement its supply of lendable funds. Advances from the FHLB of Des Moines are typically secured by a pledge of the Bank's stock in the FHLB of Des Moines and a portion of the Company's first mortgage loans and certain other assets. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 2000, the Company had $33.5 million in advances outstanding from the FHLB of Des Moines (see Note 10 of the Notes to the Company's Consolidated Financial Statements). Future use of advances depends on the rates on advances as compared to the rates on deposits.

         The following table sets forth certain information as to FHLB advances at the dates indicated.

                                 As of and for the Years Ended December 31,
                                 ------------------------------------------
                                   1998            1999            2000
                                  -------         -------         -------
                                             (Dollars in Thousands)

FHLB advances .................   $ 5,000         $17,000         $33,500
Weighted average interest rate
  of FHLB advances ............      5.34%           5.73%           5.77%
Maximum amount of advances ....   $29,500         $17,000         $37,500
Average amount of advances ....   $14,615         $ 7,462         $25,538
Weighted average interest rate
  of average amount of advances      5.74%           5.16%           6.08%

Subsidiary Activity

         The Company has one wholly owned subsidiary, the Bank. The Bank has two wholly owned subsidiaries, known as Wells Insurance Agency, Inc. ("WIA") and Greater Minnesota Mortgage, Inc. ("GMM").

         The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under the 2% limitation, as of December 31, 2000, the Bank was authorized to invest up to approximately $4.4 million in the stock of, or loans to, service corporations.

         WIA was incorporated under the laws of the State of Minnesota in 1976. WIA offers life, health, casualty, and business insurance on behalf of others and also offers fixed-rate annuities. The Bank's investment in WIA totaled $847,000 at December 31, 2000.

         GMM  was  incorporated  under  the  laws  of  Minnesota  in  1997.  GMM
originates  loans  through  referrals  from  community   commercial  banks  and,
primarily, sells these loans to the secondary market. During 2000, GMM originated $6.4 million in single family dwelling loans, which were sold to the secondary market. At December 31, 2000, the Bank's investment in GMM totaled $268,000.

Personnel

         As of December 31, 2000, the Bank had 71 full-time and 8 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Company, with no employees of its own, utilizes those of the Bank.

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

         Recent Legislation. The Gramm-Leach-Bliley Act (the "Act"), which became effective March 11, 2000, permits qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank. In addition, the Act prohibits new savings and loan holding companies from engaging in nonfinancial activities or affiliating with a nonfinancial entity.

         The Act also imposes significant new financial privacy obligations and reporting requirements on all financial institutions, including federal savings associations. Specifically, the statute, among other things, requires financial institutions (a) to establish privacy policies and disclose them to customers both at the commencement of a customer relationship and on an annual basis and
(b) to permit customers to opt out of a financial institution's disclosure of financial information to nonaffiliated third parties. The Act requires the federal financial regulators to promulgate regulations implementing these provisions within six months of enactment, and the statute's privacy requirements will take effect one year after enactment. The Company generally is not restricted in the types of business in which it may engage, provided that the Bank maintains a specified amount of its assets in housing related investments. The changes to federal banking law affected by the Gramm-Leach-Bliley Act are not expected to materially impact the Company or the Bank.

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

         The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. The FDIC has set the deposit insurance assessment rates for SAIF-member institutions for the first six months of 2001 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%. In addition, al FDIC- insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 4.0% of total adjusted assets for most savings institutions, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. The Bank exceeded these minimum standards at December 31, 2000. The Bank's capital ratios are set forth in Note 12 to the Company's Consolidated Financial Statements. Regulations that enable the OTS to take prompt corrective action against savings institutions effectively impose higher capital requirements on the Bank.

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

         During 2000, the Company declared three $0.15 per share and one $0.16 per share quarterly dividends to its shareholders. During 1999, the Company declared four $0.15 per share quarterly dividends to its shareholders. The Company's dividend payout ratio for 2000 was 43.3% and for 1999 was 47.6%.

         Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Des Moines. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. As of December 31, 2000, the Bank was in compliance with its QTL requirement.

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
------------------------------------------------------------------

         The  information  contained under the section  captioned  "Stock Market
Information" on pages 1 and 2 of the Company's 2000 Annual Report to Stockholders (the "Annual Report"), is incorporated herein by reference.

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

         Independent Auditor's Report.

         Consolidated Statements of Financial Condition as of December 31, 2000 and 1999.

         Consolidated Statements of Income for the Years Ended December 31, 2000, 1999, and 1998.

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999, and 1998.

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.

         Notes to Consolidated Financial Statements.

Item 8.  Changes  in  and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
         -------------------------------------------------

         The information contained under the section captioned "Information with Respect to Nominees for Director and Directors Continuing in Office" in the Registrant's definitive proxy statement for Registrant's 2001 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference. The information contained under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is also incorporated herein by reference.

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

                                     PART IV

Item 13. Exhibits, List, and Reports on Form 8-K
------------------------------------------------

     (a) The following exhibits are included in this Report or incorporated herein by reference:

           3(i)    Articles of Incorporation of Wells Financial Corp.*
           3(ii)   Bylaws of Wells Financial Corp.**
          10.1     1995 Stock Option Plan of Wells Financial Corp.***
          10.2     Management Stock Bonus Plan and Trust Agreements***
          10.3     Change in Control Severance Agreement with James D. Moll****
          10.4     Change in Control Severance Agreement with Gerald D. Bastian****
          13       Annual  Report to  Stockholders  for the fiscal  year
                   ended   December   31,  2000  (only  those   portions
                   incorporated by reference in this document are deemed
                   filed)
          21       Subsidiaries of Registrant****
          23       Consent of McGladrey & Pullen, LLP

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

-------------------'
* Incorporated by reference to the registration statement on Form S-1 (File No. 33-87922) declared effective by the SEC on February 13, 1995.
** Incorporated by reference to the identically numbered exhibit to the Registrant's Form 10-KSB for the year ended December 31,1998 (File No. 0-25342).
*** Incorporated by reference to the exhibits to the Registrant's proxy statement for a special meeting of stockholders held on November 15, 1995 and filed with the SEC on October 2, 1995 (File No. 0-25342).
**** Incorporated by reference to the identically numbered exhibit to the Registrant's Form 10-K for the year ended December 31, 1995.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 26, 2001.

                                     WELLS FINANCIAL CORP.


                                     By: /s/ Lawrence H. Kruse
                                         ---------------------------------------
                                           Lawrence H. Kruse
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 26, 2001.


/s/ Lawrence H. Kruse                            /s/ James D. Moll
-------------------------------------------      -------------------------------------------------
Lawrence H. Kruse                                James D. Moll
President, Chief Executive Officer               Treasurer and Principal Financial and
and Director (Principal Executive Officer)       Accounting Officer
                                                 (Principal Financial and Accounting Officer)



/s/ Dale E. Stallkamp                            /s/ Gerald D. Bastian
-------------------------------------------      -------------------------------------------------
Dale E. Stallkamp                                Gerald D. Bastian
Director                                         Vice President and Director



/s/ Randel I. Bichler                            /s/ Richard A. Mueller
-------------------------------------------      -------------------------------------------------
Randel I. Bichler                                Richard A. Mueller
Director                                         Director



/s/ David Buesing
-------------------------------------------
David Buesing
Director
