Form 10QSB
period 2001-03-31
WELLS FINANCIAL CORP
filed 2001-05-04
CIK 934739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended           March 31, 2001
                                        ----------------------------------------
or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________________

                         Commission File Number 0-25342

                              Wells Financial Corp.
                ------------------------------------------------
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

The number of shares outstanding of each of the issuer's classes of common stock as of May 3, 2001:

                     Class                             Outstanding
                     -----                             -----------
   $.10 par value per share, common stock            1,168,053 Shares

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

         Signatures

================================================================================

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Financial Condition
                      March 31, 2001 and December 31, 2000
                             (Dollars in Thousands)
                                   (Unaudited)

ASSETS
                                                            2001         2000
                                                         ---------    ---------
Cash, including interest-bearing accounts
     March 31, 2001 $9,208; December 31, 2000 $6,553     $  10,218    $   7,606
Certificates of deposit                                        800          200
Securities available for sale, at fair value                12,392       16,225
Loans held for sale                                          4,660        1,955
Loans receivable, net                                      187,000      191,137
Accrued interest receivable                                  1,727        1,910
Foreclosed real estate                                          54           54
Premises and equipment                                       1,822        1,833
Other assets                                                 1,034          928
                                                         ---------    ---------
            TOTAL ASSETS                                 $ 219,707    $ 221,848
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS'  EQUITY

LIABILITIES
   Deposits                                              $ 169,115    $ 163,582
   Borrowed funds                                           25,500       33,500
   Advances from borrowers for taxes and insurance           1,996        1,228
   Income taxes:
      Current                                                  358           52
      Deferred                                                 899          855
   Accrued interest payable                                    162          129
   Accrued expenses and other liabilities                      206          161
                                                         ---------    ---------
            TOTAL LIABILITIES                              198,235      199,507
                                                         ---------    ---------
STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 500,000 shares
      Authorized; none outstanding                               -            -
   Common stock, $.10 par value; authorized 7,000,000
      Shares; issued 2,187,500 shares                          219          219
   Additional paid in capital                               17,043       17,011
   Retained earnings, substantially restricted              19,520       19,182
   Accumulated other comprehensive income                      750          698
   Unearned ESOP shares                                       (256)        (290)
   Unearned compensation restricted stock awards              (206)        (237)
   Treasury stock, at cost                                 (15,599)     (14,242)
                                                         ---------    ---------
            TOTAL STOCKHOLDERS' EQUITY                      21,471       22,341
                                                         ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 219,707    $ 221,848
                                                         =========    =========


                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                        Consolidated Statements of Income
                   Three Months Ended March 31, 2001 and 2000
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                            2001         2000
                                                         ----------   ----------
Interest and dividend income Loans receivable:
      First mortgage loans                               $    3,007   $    2,704
      Consumer and other loans                                  899          738
   Investment securities and other
       interest bearing deposits                                294          279
                                                         ----------   ----------
                    Total interest income                     4,200        3,721
                                                         ----------   ----------
Interest Expense
   Deposits                                                   2,048        1,872
   Borrowed funds                                               401          228
                                                         ----------   ----------
                     Total interest expense                   2,449        2,100
                                                         ----------   ----------
                     Net interest income                      1,751        1,621
Provision for loan losses                                        15         --
                                                         ----------   ----------
     Net interest income after provision for
           loan losses                                        1,736        1,621
                                                         ----------   ----------
Noninterest income
   Gain on sale of loans originated for sale                    106           14
   Loan origination and commitment fees                         158           17
   Loan servicing fees                                          103          100
   Insurance commissions                                        103           75
   Fees and service charges                                     124           98
   Other                                                          7            7
                                                         ----------   ----------
                       Total noninterest income                 601          311
                                                         ----------   ----------
Noninterest expense
   Compensation and benefits                                    711          598
   Occupancy and equipment                                      219          212
   Data processing                                              101           93
   Advertising                                                   47           53
   Other                                                        352          279
                                                         ----------   ----------
                  Total noninterest expense                   1,430        1,235
                                                         ----------   ----------
                   Income  before income taxes                  907          697
Income tax expense                                              378          287
                                                         ----------   ----------
                   Net Income                            $      529   $      410
                                                         ==========   ==========
Earnings  per share
      Basic                                              $     0.45   $     0.30
                                                         ==========   ==========
      Diluted                                            $     0.43   $     0.30
                                                         ==========   ==========

Weighted average number of common shares outstanding:
           Basic                                          1,181,745    1,349,422
                                                         ==========   ==========
           Diluted                                        1,230,211    1,358,110
                                                         ==========   ==========

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                   Three Months Ended March 31, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)




                                                              2001         2000
                                                             -----        -----
Net Income                                                   $ 529        $ 410
Other comprehensive income:
   Unrealized appreciation (depreciation) on
   securities available for sale                                88          (69)
    Income tax benefit                                         (36)          28
                                                             -----        -----
Comprehensive income                                         $ 581        $ 369
                                                             =====        =====


               (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                        Three Months Ended March 31, 2001
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                    Unearned
                                                                      Accumulated   Employee   Unearned
                                                                         Other        Stock   Compensation
                                              Additional                Compre-     Ownership  Restricted               Total
                                    Common     Paid-In     Retained     hensive       Plan      Stock     Treasury   Stockholders'
                                     Stock     Capital     Earnings      Income      shares     Awards     Stock        Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000         $    219    $ 17,011    $ 19,182       $ 698   $   (290)      $(237)   $(14,242)   $ 22,341

Net income for the three
   months  ended  March 31, 2001          -           -         529           -          -           -           -         529

Net change in unrealized
   appreciation  on securities
   available for sale, net of
   related deferred taxes                 -           -           -          52          -           -           -          52

Treasury stock purchases                                                                                    (1,357)     (1,357)

Amortization of unearned
   compensation                           -           -           -           -          -          31           -          31

 Dividends on common stock                -           -        (191)          -          -           -           -        (191)

Allocated employee stock
   ownership plan shares                  -          32           -           -         34           -           -          66
                                   -------------------------------------------------------------------------------------------
Balance March 31, 2001             $    219    $ 17,043    $ 19,520       $ 750   $   (256)      $(206)   $(15,599)   $ 21,471
                                   ===========================================================================================


               (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                      Consolidated Statements of Cash Flow
                   Three Months Ended March 31, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                         2001        2000
                                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                          $    529    $    410
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                                           15           -
         (Gain) on the sale of loans originated for sale                   (106)        (14)
         Compensation on allocation of ESOP shares                           66          49
         Amortization of restricted stock awards                             31           2
         Loss on the sale of foreclosed real estate                           -           1
         Write-down of foreclosed real estate                                 -           3
         Deferred income taxes                                                8         (18)
         Depreciation and amortization on premises and equipment             69          66
         Amortization of deferred loan origination fees                     (16)        (11)
         Amortization of excess servicing fees, mortgage servicing
           rights and bond premiums and discounts                            67          34

         Loans originated for sale                                      (14,298)     (3,432)
         Proceeds from the sale of loans originated for sale             11,563       2,625
         Changes in assets and liabilities:
            Accrued interest receivable                                     183        (139)
            Other assets                                                    (36)        (28)
            Income taxes payable, current                                   306         215
            Accrued expenses and other liabilities                           77        (115)
                                                                       --------    --------
         Net cash (used in) operating activities                         (1,542)       (352)
                                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) decrease  in loans                                 $  4,138    $ (3,458)
     Purchase of certificates of deposit                                   (700)       (100)
     Purchase of securities available for sale                           (1,499)     (1,230)
     Proceeds from the maturities of certificates of deposit                100         300
     Proceeds from the maturities of securities available for sale        5,420           -
     Proceeds from the maturities of securities held to maturity              -          39
     Proceeds from the sale and redemption of foreclosed real estate          -           8
     Purchase of premises and equipment                                     (58)       (282)
                                                                       --------    --------
         Net cash provided by (used in) investment activities             7,401      (4,723)
                                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase  in deposits                                      $  5,533    $  2,247
        Net increase in advances from borrowers
        for taxes and insurance                                             768         777
        Proceeds from borrowed funds                                          -       6,300
        Repayments on borrowed funds                                     (8,000)     (3,300)
        Purchase of treasury stock                                       (1,357)       (617)
       Dividends on common stock                                           (191)       (206)
                                                                       --------    --------
         Net cash provided by (used in) financing activities             (3,247)      5,201
                                                                       --------    --------
      Net increase in cash and cash equivalents                           2,612         126

CASH:
   Beginning                                                              7,606       4,200
                                                                       --------    --------
   Ending                                                              $ 10,218    $  4,326
                                                                       ========    ========


                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                Consolidated Statements of Cash Flow (continued)
                   Three Months Ended March 31, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                2001      2000
                                                                              -------   -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
     Interest on deposits                                                     $ 1,994   $ 1,809
     Interest on borrowed funds                                                   422       225
     Income taxes                                                                  64        74
                                                                              =======   =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
     Transfers from loans to foreclosed real estate                           $     -   $     5
     Allocation of ESOP shares to participants                                     34        36
     Net change in unrealized appreciation on securities available for sale        52       (41)
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


NOTE 2.  REGULATORY CAPITAL

         The following table presents the Bank's regulatory capital amounts and percents at March 31, 2001 and December 31, 2000.

                               March 31, 2001              December 31, 2000
                            Amount        Percent         Amount       Percent
-------------------------------------------------------------------------------
                                        (Dollars in Thousands)
Tier 1 (Core) Capital
     Required            $    8,661         4.00%     $    8,715         4.00%
     Actual                  17,861         8.25%         17,812         8.17%
     Excess                   9,200         4.25%          9,097         4.17%

Risk-based Capital
     Required                11,563         8.00%         11,572         8.00%
     Actual                  18,702        12.94%         18,645        12.89%
     Excess                   6,839         4.94%          7,073         4.89%

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

                                                 Number of Shares
                                                Three months ended
                                                     March 31,
                                           ----------------------------
                                              2001               2000
                                           ----------------------------
Basic EPS                                  1,181,745          1,349,422
Effect of dilutive securities:
   Stock options                              48,466              8,688
                                           ----------------------------
Diluted EPS                                1,230,211          1,358,110
                                           ============================



NOTE 4.  SELECTED FINANCIAL DATA


                                                                        For the three months ended
                                                                                  March 31,
                                                                              2001          2000
                                                                         -------------------------
Return on assets
   (ratio of net income to average total assets) (1)                          0.96%         0.81%

Return on equity
   (ratio of net income to average equity) (1)                                9.70%         7.06%

Equity to assets ratio
   (ratio of average equity to average total assets)                          9.94%        11.53%

Net interest margin
   (ratio of net interest income to average interest earning assets) (1)      3.31%         3.31%

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

Comparison of Financial Condition at March 31, 2001 and December 31, 2000:

         Total assets decreased by $2,141,000, from $221,848,000 at December 31, 2000 to $219,707,000 at March 31, 2001. Due to lower interest rates on residential mortgages, management elected to sell the majority of the residential loans originated during the first three months of 2001 to the secondary market. Included in the loans that were originated and sold during the first quarter of 2001 were loans from the Company's mortgage loan portfolio that were refinanced. This resulted in a $4,137,000 decrease in the Company's loan portfolio which is the primary reason for the decrease in total assets.

         In accordance with the Bank's internal classification of assets policy, management evaluates the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions. As of March 31, 2001 and December 31, 2000 the balances in the allowance for loan losses and the allowance for loan losses as a percentage of total loans were $841,000 and $833,000 and 0.45% and 0.43%, respectively.

         Activity in the Company's allowance for loan losses for the three months ended March 31, 2001 and 2000 is summarized as follows:

                                                        2001          2000
                                                     ------------------------

Balance on January 1,                                $ 833,248      $ 856,692
  Provision for loan losses                             15,000
  Charge-offs                                          (12,568)       (15,578)
  Recoveries                                             5,248          4,187
                                                     ---------      ---------
Balance on March 31,                                 $ 840,928      $ 845,301
                                                     =========      =========


         Loans on which the accrual of interest has been discontinued amounted to $393,000 and $363,000 at March 31, 2001 and December 31, 2000, respectively. The effect of nonaccrual loans was not significant to the results of operations. The Company includes all loans considered impaired under FASB Statement No. 114 in nonaccrual loans. The amount of impaired loans was not material at March 31, 2001 and December 31, 2000.

         Liabilities decreased by $1,272,000, from $199,507,000 at December 31, 2000 to $198,235,000 at March 31, 2001. This decrease is primarily due to a $5,533,000 increase in deposits being offset by a $8,000,000 decrease in borrowed funds.

         Equity decreased by $870,000 from $22,341,000 at December 31, 2000 to $21,471,000 at March 31, 2001. The decrease in equity was primarily the result of net income for the first quarter of 2001 of $529,000 being offset by the payment of $191,000 in cash dividends and by the repurchase of 78,521 shares of treasury stock at a total cost of $1,356,539. On April 17, 2001, the Board of Directors of the Company declared a $0.16 per share cash dividend to be paid on May 14, 2001 to the stockholders of record on April 30, 2001. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

Comparison of Operating Results for the Three Month Periods Ended March 31, 2001 and March 31, 2000.

         Net Income. Net income increased by $119,000, or 29.0% for the three months ended March 31, 2001, when compared to the same period during 2000. The increase in net income primarily resulted from a $130,000 increase in net interest income and a $290,000 increase in noninterest income being partially offset by a $195,000 increase in noninterest expense.

         Interest Income. Interest income increased by $479,000, or 12.9%, for the first quarter of 2001 when compared to the first quarter of 2000. This increase was primarily due to a $464,000 increase in interest income from the Company's loan portfolio. The increase in interest income from the Company's loan portfolio resulted from an increase in the average amount of loans receivable during the first quarter of 2001 when compared to the first quarter of 2000 and also, to an increase in interest rates on the Company's loan portfolio.

         Interest Expense. Total interest expense increased by $349,000, or 16.6%, for the quarter ended March 31, 2001 when compared to the quarter ended March 31, 2000. During the first quarter of 2001 the average amount of the Company's deposits and borrowed funds were greater than during the first quarter of 2000. This is the primary reason for the increase in interest expense.

         Net Interest income. Net interest income increased by $119,000 for the three month period ended March 31, 2001 when compared to the same period in 2000 due to the changes in interest income and interest expense described above.

         Provision for loan losses. The provision for loan losses increased by $15,000 for the three-month period ended March 31, 2001 when compared to the same period in 2000. Management evaluates the quality of the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan loss. While the Company maintains its allowance for loan losses at a level that is considered to be adequate to provide for potential losses, there can be no assurance that further additions will not be made to the loss allowance and that losses will not exceed estimated amounts.

         Noninterest Income. Noninterest income increased by $290,000 for the quarter ended March 31, 2001 when compared to the same quarter in 2000 primarily due to increases of $92,000 and $141,000 in the gain on sale of loans originated for sale and loan origination and commitment fees, respectively. Due to low interest rates on residential mortgage loans during the first quarter of 2001, the Company sold to the secondary market a larger volume of loans during that period when compared to the same period in 2000, resulting in increases in the gain on sale of loans originated for sale and loan origination and commitment fees.

         Noninterest Expense. Noninterest expense increased by $195,000 for the first quarter of 2001 when compared to the first quarter of 2000 primarily due to a $113,000 increase in compensation and benefits expense. The increase in compensation and benefits resulted, primarily, from an increase in the Employee Stock Ownership Plan expense that resulted from the appreciation of the Company's stock and an increase in the amortization of Management Stock Bonus Plan awards. Also affecting compensation and benefits expense were annual compensation increases.

         Income Tax Expense. Income tax expense increased by $91,000 for the three month period ended March 31, 2001 when compared to the same period in 2000. This increase was the result of an increase in income before income taxes for the quarter ended March 31, 2001 when compared to the same quarter in 2000.

         Non-performing Assets. The following table sets forth the amounts and categories of non-performing assets at March 31, 2001 and December 31, 2000.


                                               March 31, 2001  December 31, 2000
                                              ----------------------------------
                                                    (Dollars in Thousands)
Non-accruing loans
    One to four family real estate                   $112             $108
     Agricultural real estate                         195              195
    Consumer                                           86               60
                                                     ----             ----
Total                                                $393             $363
                                                     ----             ----
Accruing loans which are contractually
past due 90 days or more
    One to four family real estate                   $ 55             $258
    Commercial real estate                              -                -
                                                     ----             ----
Total                                                $ 55             $258
                                                     ----             ----
Total non-accrual and accruing loans
past due 90 days or more                             $448             $621
                                                     ====             ====
Repossessed and non-performing assets
   Repossessed property                              $ 54             $ 54
   Other non-performing assets                          -                -
                                                     ----             ----
Total repossessed and non-performing assets          $ 54             $ 54
                                                     ----             ----
Total non-performing assets                          $502             $675
                                                     ====             ====
Total non-accrual and accruing loans
past due 90 days or more to net loans                0.24%            0.32%
                                                     ====             ====
Total non-accrual and accruing loans
past due 90 days or more to total assets             0.20%            0.28%
                                                     ====             ====
Total nonperforming assets to total assets           0.23%            0.30%
                                                     ====             ====

         Financial Standards Board Statement No. 114, Accounting by Creditors for Impairment of a Loan, and Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, require that impaired loans within the scope of these Statements be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate; or as a practical expedient, either at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. At March 31, 2001 and December 31, 2000, the value of loans that would be classified as impaired under these Statements is considered to be immaterial.

Liquidity and Capital Resources:
          The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of US Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At March 31, 2001, the Bank's liquidity, as measured for regulatory purposes, was 8.04%. The Bank adjusts liquidity as appropriate to meet its asset/liability objectives.

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

         In 1996, 1998, 1999 and 2000, the Company approved stock buy back programs in which up to 955,606 shares of common stock of the Company could be acquired. During 1998, 1999 and 2000, the Company bought 307,200 shares, 223,003 shares and 198,100 shares, respectively, which completed these buy back programs. On December 21, 2000, the Company approved a stock buy back program in which up to 125,000 shares of the common stock of the Company could be acquired. During the first four months of 2001 the Company bought 92,321 shares of its common stock under this buy back program.

         The Company paid a cash dividend of $0.16 per share on February 12, 2001. The Company declared a cash dividend of $0.16 per share payable on May 14, 2001 to stockholders of record on April 30, 2001. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

         Savings institutions like the Bank are required to meet prescribed regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. At March 31, 2001, the Bank met all current capital requirements.

         The Office of Thrift Supervision (OTS) has adopted a core capital requirement for savings institutions comparable to the requirement for national banks. The OTS core capital requirement for the Bank is 4% of adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 8.25% at March 31, 2001.

                     WELLS FINANCIAL CORP. and SUBSIDIARIES
                                 March 31, 2001

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



WELLS FINANCIAL CORP.




By:  /s/ Lawrence H. Kruse                                     Date: May 3, 2001
     --------------------------------------------------------        -----------
       Lawrence H. Kruse
       President and Chief Executive Officer


By:  /s/ James D. Moll                                         Date: May 3, 2001
     --------------------------------------------------------        -----------
       James D. Moll
       Treasurer and Principal Financial & Accounting Officer