Form 10QSB
period 2001-06-30
WELLS FINANCIAL CORP
filed 2001-08-03
CIK 934739

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended              June 30, 2001
                                        ----------------------------------------
or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                     to
                                        -------------------    -----------------

                         Commission File Number 0-25342
                                                -------

                              Wells Financial Corp.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

                 Minnesota                                   41-1799504
---------------------------------------------            -----------------------
(State or Other Jurisdiction of Incorporation             (I.R.S. Employer
or Organization)                                         Identification No.)

                53 1st Street S.W., P.O. Box 310, Wells MN 56097
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (507) 553-3151
             ------------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

                                       N/A
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check by |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

The number of shares outstanding of each of the issuer's classes of common stock as of August 3, 2001:

                    Class                              Outstanding
                    -----                              -----------
  $.10 par value per share, common stock            1,162,499 Shares

--------------------------------------------------------------------------------

                      WELLS FINANCIAL CORP. and SUBSIDIARY

                                [OBJECT OMITTED]


                                   FORM 10-QSB
                                      INDEX



PART I - FINANCIAL INFORMATION:                                           Page
-------------------------------                                           ----

Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition                     1
         Consolidated Statements of Income                                  2
         Consolidated Statements of Comprehensive Income                    3
         Consolidated Statement of Stockholders' Equity                     4
         Consolidated Statements of Cash Flows                              5-6
         Notes to Consolidated Financial Statements                         7-8


Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                          9-13


PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                 14

Item 2.  Changes in Securities                                             14

Item 3.  Defaults upon Senior Securities                                   14

Item 4.  Submission of Matters to a Vote of Security Holders               14

Item 5.  Other Information                                                 14

Item 6.  Exhibits and Reports on Form 8-K                                  14-15

Signatures

--------------------------------------------------------------------------------

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Financial Condition
                       June 30, 2001 and December 31, 2000
                             (Dollars in Thousands)
                                   (Unaudited)

ASSETS
                                                                      2001         2000
                                                                   ---------    ---------
Cash, including interest-bearing accounts
     June 30, 2001 $7,264; December 31, 2000 $6,553                $   8,327    $   7,606
Certificates of deposit                                                  200          200
Securities available for sale, at fair value                          12,308       16,225
Loans held for sale                                                    5,700        1,955
Loans receivable, net                                                186,293      191,137
Accrued interest receivable                                            1,905        1,910
Income tax receivable                                                     67            -
Foreclosed real estate                                                    80           54
Premises and equipment                                                 1,851        1,833
Other assets                                                           1,214          928
                                                                   ---------    ---------
            TOTAL ASSETS                                           $ 217,945    $ 221,848
                                                                   =========    =========
LIABILITIES AND STOCKHOLDERS'  EQUITY

LIABILITIES
   Deposits                                                        $ 170,478    $ 163,582
   Borrowed funds                                                     23,000       33,500
   Advances from borrowers for taxes and insurance                     1,297        1,228
   Income taxes:
      Current                                                              -           52
      Deferred                                                           972          855
   Accrued interest payable                                              219          129
   Accrued expenses and other liabilities                                256          161
                                                                   ---------    ---------
            TOTAL LIABILITIES                                        196,222      199,507
                                                                   ---------    ---------
STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 500,000 shares
      Authorized; none outstanding                                         -            -
   Common stock, $.10 par value; authorized 7,000,000
      Shares; issued 2,187,500 shares                                    219          219
   Additional paid in capital                                         17,026       17,011
   Retained earnings, substantially restricted                        20,052       19,182
   Accumulated other comprehensive income                                791          698
   Unearned ESOP shares                                                 (222)        (290)
   Unearned compensation restricted stock awards                        (176)        (237)
   Treasury stock, at cost                                           (15,967)     (14,242)
                                                                   ---------    ---------
            TOTAL STOCKHOLDERS' EQUITY                                21,723       22,341
                                                                   ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 217,945    $ 221,848
                                                                   =========    =========

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended        Six Months Ended
                                                                June 30,                 June 30,
                                                        -----------------------   -----------------------
                                                            2001         2000         2001         2000
                                                        ----------   ----------   ----------   ----------
Interest and dividend income
Loans receivable:
      First mortgage loans                              $    2,955   $    2,825   $    5,962   $    5,529
      Consumer and other loans                                 890          786        1,789        1,524
   Investment securities and other
       interest bearing deposits                               250          295          544          574
                                                        ----------   ----------   ----------   ----------
                    Total interest income                    4,095        3,906        8,295        7,627
                                                        ----------   ----------   ----------   ----------
Interest Expense
   Deposits                                                  1,874        1,986        3,922        3,858
   Borrowed funds                                              322          354          723          582
                                                        ----------   ----------   ----------   ----------
                     Total interest expense                  2,196        2,340        4,645        4,440
                                                        ----------   ----------   ----------   ----------
                     Net interest income                     1,899        1,566        3,650        3,187
Provision for loan losses                                       45            -           60            -
                                                        ----------   ----------   ----------   ----------
     Net interest income after provision for
           loan losses                                       1,854        1,566        3,590        3,187
                                                        ----------   ----------   ----------   ----------
Noninterest income
   Gain  on sale of loans originated for sale                  180            -          286           14
   Loan origination and commitment fees                        361           24          519           41
   Loan servicing fees                                         109          101          212          201
   Insurance commissions                                        96          110          199          185
   Fees and service charges                                    160          103          284          201
   Other                                                         5            9           12           16
                                                        ----------   ----------   ----------   ----------
                       Total noninterest income                911          347        1,512          658
                                                        ----------   ----------   ----------   ----------
Noninterest expense
   Compensation and benefits                                   773          655        1,484        1,253
   Occupancy and equipment                                     231          222          450          434
   Data processing                                              96           91          197          184
   Advertising                                                  44           57           91          110
   Other                                                       387          230          739          509
                                                        ----------   ----------   ----------   ----------
                  Total noninterest expense                  1,531        1,255        2,961        2,490
                                                        ----------   ----------   ----------   ----------
                  Income  before taxes                       1,234          658        2,141        1,355
Income tax expense                                             519          259          897          546
                                                        ----------   ----------   ----------   ----------
                   Net Income                           $      715   $      399   $    1,244   $      809
                                                        ==========   ==========   ==========   ==========
Earnings  per share
      Basic earnings per share                          $     0.63   $     0.32   $     1.07   $     0.62
                                                        ==========   ==========   ==========   ==========
      Diluted earnings per  share                       $     0.60   $     0.32   $     1.03   $     0.62
                                                        ==========   ==========   ==========   ==========

Weighted average number of common shares outstanding:
           Basic                                         1,135,847    1,247,470    1,161,299    1,300,191
                                                        ==========   ==========   ==========   ==========
           Diluted                                       1,183,136    1,254,821    1,209,177    1,308,206
                                                        ==========   ==========   ==========   ==========

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                             (Dollars in Thousands)
                                   (Unaudited)

                                               Three Months Ended     Six Months Ended
                                                     June 30,             June 30,
                                               ------------------    ------------------
                                                 2001       2000       2001       2000
                                               -------    -------    -------    -------
Net Income                                     $   715    $   399    $ 1,244    $   809
Other comprehensive income:
   Unrealized appreciation (depreciation) on
     securities available for sale                  69        (86)       157       (155)
   Income tax benefit (expense)                    (28)        35        (64)        63
                                               -------    -------    -------    -------
Comprehensive income                           $   756    $   348    $ 1,337    $   717
                                               =======    =======    =======    =======

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                         Six Months Ended June 30, 2001
                             (Dollars in Thousands)
                                   (Unaudited)

                                                              Accu-     Unearned
                                                              mulated   Employee      Unearned
                                          Addi-               Other       Stock     Compensation
                                          tional              Compre-   Ownership    Restricted                    Total
                               Common    Paid-In   Retained   hensive   Plan shares    Stock       Treasury   Stockholders'
                               Stock     Capital   Earnings   Income                   Awards       Stock        Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000     $  219   $ 17,011   $ 19,182    $  698    $   (290)     $  (237)   $(14,242)       $ 22,341

Net income for the six months
   ended  June 30, 2001             -          -      1,244         -           -            -           -           1,244
Net change in unrealized
   appreciation  on securities
   available for sale, net of
   related deferred taxes           -          -          -        93           -            -           -              93
Treasury stock purchases            -          -          -         -           -            -      (1,894)         (1,894)

Options exercised                   -       (48)          -         -           -            -         169             121

Amortization of unearned
   compensation                     -          -          -         -           -           61           -              61
Dividends on common stock           -          -       (374)        -           -            -           -            (374)

Allocated employee stock
   ownership plan shares            -         63          -         -          68            -           -             131
                               -------------------------------------------------------------------------------------------
Balance June 30, 2001          $  219   $ 17,026   $ 20,052    $  791    $   (222)     $  (176)   $(15,967)       $ 21,723
                               ===========================================================================================


                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                      Consolidated Statements of Cash Flow
                     Six Months Ended June 30, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                             2001        2000
                                                                          --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                             $  1,244    $    809
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                                              60           -
         (Gain) on the sale of loans originated for sale                      (286)         14
         Compensation on allocation of ESOP shares                             131          98
         Amortization of restricted stock awards                                61           4
         Loss on the sale of foreclosed real estate                              -           5
         Write-down of foreclosed real estate                                    -           3
         Deferred income taxes                                                  53          26
         Depreciation and amortization on premises and equipment               126         136
         Amortization of deferred loan origination fees                        (31)        (38)
         Amortization of excess servicing fees, mortgage servicing
            rights and bond premiums and discounts                             148          78
         Loans originated for sale                                         (38,688)     (6,253)
         Proceeds from the sale of loans originated for sale                34,943       6,273
         Changes in assets and liabilities:
            Accrued interest receivable                                          5        (458)
            Other assets                                                      (437)       (143)
            Income taxes payable, current                                     (119)          -
            Accrued expenses and other liabilities                             185          55
                                                                          --------    --------
         Net cash provided by (used in) operating activities                (2,605)        609
                                                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) decrease in loans                                     $  5,075    $(13,121)
     Purchase of certificates of deposit                                    (1,300)       (100)
     Purchase of securities available for sale                              (2,249)     (1,234)
     Proceeds from the maturities of certificates of deposit                 1,300         400
     Proceeds from the maturities of securities available for sale           6,326           -
     Proceeds from the maturities of securities held to maturity                 -          90
        Proceeds from the sale and redemption of foreclosed real estate          -          35
     Purchase of premises and equipment                                       (144)       (420)
                                                                          --------    --------
         Net cash provided by (used in) investment activities                9,008     (14,350)
                                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase  in deposits                                         $  6,896    $  4,202
        Net increase in advances from borrowers
        for taxes and insurance                                                 69          (4)
        Options exercised                                                      121           -
        Proceeds from borrowed funds                                             -      22,800
        Repayments on borrowed funds                                       (10,500)    (11,300)
        Purchase of treasury stock                                          (1,894)     (2,410)
        Dividends on common stock                                             (374)       (414)
                                                                          --------    --------
         Net cash provided by (used in) financing activities                (5,682)     12,874
                                                                          --------    --------
      Net increase (decrease) in cash and cash equivalents                     721        (867)

CASH:
   Beginning                                                                 7,606       4,200
                                                                          --------    --------
   Ending                                                                 $  8,327    $  3,333
                                                                          ========    ========

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                Consolidated Statements of Cash Flow (continued)
                     Six Months Ended June 30, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                               2001     2000
                                                                              ------   ------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
     Interest on deposits                                                     $3,801   $3,858
     Interest on borrowed funds                                                  754      582
     Income taxes                                                                964      584
                                                                              ======   ======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
     Transfers from loans to foreclosed real estate                           $   26   $   42
     Allocation of ESOP shares to participants                                    68       72
     Net change in unrealized appreciation on securities available for sale       93       92
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


NOTE 2.  REGULATORY CAPITAL

         The following table presents the Bank's regulatory capital amounts and percents at June 30, 2001 and December 31, 2000.

                              June 30, 2001               December 31, 2000
                           Amount       Percent          Amount       Percent
------------------------------------------------------------------------------
                                       (Dollars in Thousands)
Tier 1 (Core) Capital
     Required             $ 8,590         4.00%         $ 8,715         4.00%
     Actual                18,090         8.42%          17,812         8.17%
     Excess                 9,500         4.42%           9,097         4.17%

Risk-based Capital
     Required              11,683         8.00%          11,572         8.00%
     Actual                18,970        13.00%          18,645        12.89%
     Excess                 7,287         5.00%           7,073         4.89%

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

                                                                     Number of Shares
                                            Three months ended June 30,             Six months ended June 30,
                                           ----------------------------            --------------------------
                                                2001               2000                 2001             2000
                                           ----------------------------            --------------------------
Basic EPS                                  1,135,847          1,247,470            1,161,299        1,300,191
Effect of dilutive securities:
   Stock options                              47,289              7,351               47,878            8,015
                                           ----------------------------            --------------------------
Diluted EPS                                1,183,136          1,254,821            1,209,177        1,308,206
                                           ============================            ==========================

NOTE 4.  SELECTED FINANCIAL DATA

                                                                          For the six months ended
                                                                                  June 30,
                                                                              2001       2000
                                                                          ----------------------
Return on assets
   (ratio of net income to average total assets) (1)                          1.14%       0.79%

Return on equity
   (ratio of net income to average equity) (1)                               11.45%       7.13%

Equity to assets ratio
   (ratio of average equity to average total assets)                          9.93%      11.07%

Net interest margin
   (ratio of net interest income to average interest earning assets) (1)      3.48%       3.19%

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

Comparison of Financial Condition at June 30, 2001 and December 31, 2000:

         Total assets decreased by $3,903,000, from $221,848,000 at December 31, 2000 to $217,945,000 at June 30, 2001. Cash received during the first six months of 2001 from the maturities of securities was used to reduce borrowed funds. This is the primary reason for the decrease in assets from December 31, 2000 to June 30, 2001. Due to lower interest rates on residential mortgages, management elected to sell the majority of the residential loans originated during the first half of 2001 to the secondary market. Included in the loans that were originated and sold during the first half of 2001 were loans from the Company's mortgage loan portfolio that were refinanced. This resulted in a $1,099,000 decrease in the Company's loan portfolio, which also contributed to the decrease in total assets.

         In accordance with the Bank's internal classification of assets policy, management evaluates the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions. As of June 30, 2001 and December 31, 2000 the balances in the allowance for loan losses and the allowance for loan losses as a percentage of total loans were $880,000 and $833,000 and 0.46% and 0.43%, respectively.

         Activity in the Company's allowance for loan losses for the six months ended June 30, 2001 and 2000 is summarized as follows:

                                                2001           2000
                                             ----------     ----------

    Balance on January 1,                    $  833,248     $  856,692
      Provision for loan losses                  60,000              -
      Charge-offs                               (24,078)       (16,886)
      Recoveries                                 10,363          6,677
                                             ----------     ----------
    Balance on June 30,                      $  879,533       $846,483
                                             ==========     ==========


         Loans on which the accrual of interest has been discontinued amounted to $1,011,000 and $363,000 at June 30, 2001 and December 31, 2000, respectively. The increase in nonaccrual loans was due to changes in local economic conditions. The effect of nonaccrual loans was not significant to the results of operations. The Company includes all loans considered impaired under FASB Statement No. 114 in nonaccrual loans. The amount of impaired loans was not material at June 30, 2001 and December 31, 2000.

         Liabilities decreased by $3,285,000, from $199,507,000 at December 31, 2000 to $196,222,000 at June 30, 2001. This decrease is primarily due to a $6,896,000 increase in deposits being offset by a $10,500,000 decrease in borrowed funds.

         Equity decreased by $618,000 from $22,341,000 at December 31, 2000 to $21,723,000 at June 30, 2001. The decrease in equity was primarily the result of net income for the first half of 2001 of $1,244,000 being offset by the payment of $374,000 in cash dividends and by the repurchase of 109,757 shares of treasury stock at a total cost of $1,893,667. On July 24, 2001, the Board of Directors of the Company declared a $0.16 per share cash dividend to be paid on August 13, 2001 to the stockholders of record on August 3, 2001. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

Comparison of Operating Results for the Three and Six-Month Periods Ended June 30, 2001 and June 30, 2000.

         Net Income. Net income increased by $316,000 and $435,000, or 79.2% and 53.8% for the three and six-month periods ended June 30, 2001, respectively, when compared to the same periods during 2000. The increase in net income was primarily due to increases of $564,000 and $854,000 in noninterest income for the three and six-month periods ended June 30, 2001, respectively, when compared to the same periods in 2000. Also affecting net income were increases of $333,000 and $463,000 in net interest income for the quarter and six-month period ended June 30, 2001, respectively, when compared to the same periods in 2000. These increases were partially offset by increases of $276,000 and $471,000 in noninterest expense for the quarter and six month periods ended June 30, 2001, respectively, when compared to the same periods in 2000.

         Interest Income. Interest income increased by $189,000 and $668,000, or 4.8% and 8.8%, for the three and six month periods ended June 30, 2001, respectively, when compared to the same periods in 2000 primarily due to increases in interest income from the Company's loan portfolio. The increase in interest income from the Company's loan portfolio resulted from an increase in the average amount of loans receivable during the first half of 2001 when compared to the same period in 2000. Partially offsetting the increase in interest income from the loan portfolio was a decrease in interest income from investments.

         Interest Expense. Total interest expense decreased by $144,000, or 6.2%, for the quarter ended June 30, 2001 when compared to the same quarter in 2000 and increased by $205,000, or 4.6%, for the six months ended June 30, 2001 when compared to the same period in 2000. During the first half of 2001 the average balance of deposits and borrowed funds were greater than during the first half of 2000, which resulted in the increase in interest expense.
Partially offsetting the increase in interest expense were decreases in the average interest rate paid on deposits and borrowed funds, especially during the second quarter of 2001.

         Net Interest income. Net interest income increased by $333,000 and $463,000, or 21.3% and 14.5%, for the three and six-month periods ended June 30, 2001, respectively, when compared to the same periods in 2000 due to the changes in interest income and interest expense described above.

         Provision for loan losses. The provision for loan losses increased by $45,000 for the quarter ended June 30, 2001 when compared to the same period in 2000 and increased by $60,000 for the six months ended June 30, 2001 when compared to the same period in 2000. Management evaluates the quality of the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan loss. During the first half of 2001 management elected to increase the provision for loan loss due to changes in local economic conditions and the increase in the amount of commercial loans in the Company's loan portfolio. While the Company maintains its allowance for loan losses at a level that is considered to be adequate to provide for potential losses, there can be no assurance that further additions will not be made to the loss allowance and that losses will not exceed estimated amounts.

         Noninterest Income. Noninterest income increased by $564,000 and $854,000, or 163% and 130%, for the three and six-month periods ended June 30, 2001, respectively, when compared to the same periods in 2000 primarily due to increases in the gain on sale of loans originated for sale and loan origination and commitment fees. Due to low interest rates on residential mortgage loans during the first half of 2001, the Company sold to the secondary market a larger volume of loans during that period when compared to the same period in 2000, resulting in increases in the gain on sale of loans originated for sale and loan origination and commitment fees.

         Noninterest Expense. Noninterest expense increased by $276,000 and $471,000, or 22.0% and 18.9%, for the three and six-months ended June 30, 2001, respectively, when compared same periods during 2000 primarily due to increases in other noninterest expense and in compensation and benefits. The increase in other noninterest expense was primarily due to an increase in the amortization of mortgage servicing rights and an increase in professional fees which the Company incurred in connection with its annual meeting of shareholders. The increase in compensation and benefits resulted from annual compensation adjustments and increases in commissions paid to loan officers for the origination of loans. Also affecting compensation and benefits was an increase in the Employee Stock Ownership Plan expense that resulted from the appreciation of the Company's stock and an increase in the amortization of Management Stock Bonus Plan awards.

         Income Tax Expense. Income tax expense increased by $260,000 and $351,000 for the three and six- month period ended June 30, 2001 when compared to the same periods in 2000. These increases were the result of an increase in income before income taxes for the quarter and six month period ended June 30, 2001 when compared to the same periods in 2000.

         Non-performing Assets. The following table sets forth the amounts and categories of non-performing assets at June 30, 2001 and December 31, 2000.


                                                       June 30, 2001           December 31, 2000
                                                       -------------           ------------------
                                                                 (Dollars in Thousands)
Non-accruing loans
    One to four family real estate                          $  359                     $  108
     Agricultural real estate                                  195                        195
     Commercial                                                294                          -
    Consumer                                                   163                         60
                                                            ------                     ------
Total                                                       $1,011                     $  363
                                                            ------                     ------
Accruing loans which are contractually
past due 90 days or more
    One to four family real estate                          $  131                     $  258
    Commercial real estate                                       -                          -
                                                            ------                     ------
Total                                                       $  131                     $  258
                                                            ------                     ------

Total non-accrual and accruing loans
past due 90 days or more                                    $1,142                     $  621
                                                            ======                     ======

Repossessed and non-performing assets
   Repossessed property                                     $   80                     $   54
   Other non-performing assets                                   -                          -
                                                            ------                     ------
Total repossessed and non-performing assets                 $   80                     $   54
                                                            ------                     ------

Total non-performing assets                                 $1,222                     $  675
                                                            ======                     ======
Total non-accrual and accruing loans
past due 90 days or more to net loans                         0.61%                      0.32%
                                                            ======                     ======
Total non-accrual and accruing loans
past due 90 days or more to total assets                      0.52%                      0.28%
                                                            ======                     ======

Total nonperforming assets to total assets                    0.56%                      0.30%
                                                            ======                     ======

     Financial Standards Board Statement No. 114, Accounting by Creditors for Impairment of a Loan, and Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, require that impaired loans within the scope of these Statements be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate; or as a practical expedient, either at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. At June 30, 2001 and December 31, 2000, the value of loans that would be classified as impaired under these Statements is considered to be immaterial.

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

     In 1996, 1998, 1999 and 2000, the Company approved stock buy back programs in which up to 955,606 shares of common stock of the Company could be acquired. During 1998, 1999 and 2000, the Company bought 307,200 shares, 223,003 shares and 198,100 shares, respectively, which completed these buy back programs. On December 21, 2000, the Company approved a stock buy back program in which up to 125,000 shares of the common stock of the Company could be acquired. During the first six months of 2001 the Company bought 109,757 shares of its common stock under this buy back program.

     The Company paid a cash dividend of $0.16 per share on February 12, 2001 and May 14, 2001. On July 24, 2001 the Company declared a cash dividend of $0.16 per share payable on August 13, 2001 to stockholders of record on August 3, 2001. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

     Savings institutions like the Bank are required to meet prescribed regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. At June 30, 2001, the Bank exceeded all current capital requirements.

     The Office of Thrift Supervision (OTS) has adopted a core capital requirement for savings institutions comparable to the requirement for national banks. The OTS core capital requirement for the Bank is 4% of adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 8.42% at June 30, 2001.

                     WELLS FINANCIAL CORP. and SUBSIDIARIES
                                  June 30, 2001

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

                 None

Item 3.          Defaults upon Senior Securities
                 -------------------------------

                 None

Item 4.          Submission of Matters to a Vote of Security Holders
                 ---------------------------------------------------

                 The Annual Meeting of Stockholders of the Company was held on April 18, 2001 at 4:00 p.m. and reconvened on May 3, 2001 at 4:00 p.m. The Meeting was for the purpose of the election of two directors for terms to expire in 2004 and for consideration of a dissident stockholder proposal that called for the sale of the Company.

                 The following is a record of the votes cast in the election of directors of the Company:

                                                      For       Withhold
                 Richard Mueller (1)                548,691       7,662
                 David Buesing (1)                  549,691       6,662
                 Gary Pihlstrom (2)                 466,236       1,102

                 (1)      Incumbent
                 (2)      Nominee of dissident shareholder group

                 Accordingly, Richard Mueller and David Buesing were declared to be duly elected directors of the Company for terms to expire as stated above.

                 The  following  Directors  continued  in  office - Lawrence  H.
                 Kruse, Gerald D. Bastian, Randel I. Bichler and Dale E. Stallkamp.

                 The following is a record of the votes cast in respect to the dissident shareholder proposal calling for the sale of the Company.

                            Number of votes    Percentage of votes actually cast
                 FOR            484,337                    47.3%
                 AGAINST        536,675                    52.4%
                 ABSTAIN          2,679                     0.3%

                 Accordingly, the dissident shareholder proposal calling for the sale of the Company was declared to have been rejected.


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



WELLS FINANCIAL CORP.



By:  /s/ Lawrence H. Kruse                                        Date:    August 3, 2001
     --------------------------------------------------------              --------------
       Lawrence H. Kruse
       President and Chief Executive Officer


By:  /s/ James D. Moll                                            Date:    August 3, 2001
     --------------------------------------------------------              --------------
       James D. Moll
       Treasurer and Principal Financial & Accounting Officer

