Form 10QSB
period 2001-09-30
WELLS FINANCIAL CORP
filed 2001-10-30
CIK 934739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended       September 30, 2001
                                              ------------------
or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                       ------------------  -------------

                         Commission File Number 0-25342
                                                -------

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

The number of shares outstanding of each of the issuer's classes of common stock as of October 30, 2001:

                           Class                         Outstanding
                           -----                         -----------
         $.10 par value per share, common stock        1,165,101 Shares

--------------------------------------------------------------------------------

                      WELLS FINANCIAL CORP. and SUBSIDIARY

                              [LOGO OBJECT OMITTED]



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

         Signatures

--------------------------------------------------------------------------------

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Financial Condition
                    September 30, 2001 and December 31, 2000
                             (Dollars in Thousands)
                                   (Unaudited)


ASSETS
                                                                          2001            2000
                                                                       -----------     ----------
Cash, including interest-bearing accounts
     September 30, 2001 $16,516; December 31, 2000 $6,553              $   17,643       $  7,606
Certificates of deposit                                                       200            200
Securities available for sale, at fair value                               15,627         16,225
Loans held for sale                                                         4,809          1,955
Loans receivable, net                                                     179,058        191,137
Accrued interest receivable                                                 2,036          1,910
Foreclosed real estate                                                        168             54
Premises and equipment                                                      1,834          1,833
Other assets                                                                1,614            928
                                                                       -----------     ----------
            TOTAL ASSETS                                               $  222,989      $ 221,848
                                                                       ===========     ==========

LIABILITIES AND STOCKHOLDERS'  EQUITY

LIABILITIES
   Deposits                                                            $  173,388      $ 163,582
   Borrowed funds                                                          23,000         33,500
   Advances from borrowers for taxes and insurance                          1,970          1,228
   Income taxes:
      Current                                                                 378             52
      Deferred                                                              1,142            855
   Accrued interest payable                                                   274            129
   Accrued expenses and other liabilities                                     241            161
                                                                       -----------     ----------
            TOTAL LIABILITIES                                             200,393        199,507
                                                                       -----------     ----------
STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 500,000 shares
      Authorized; none outstanding                                              -              -
   Common stock, $.10 par value; authorized 7,000,000
      Shares; issued 2,187,500 shares                                         219            219
   Additional paid in capital                                              17,050         17,011
   Retained earnings, substantially restricted                             20,830         19,182
   Accumulated other comprehensive income                                     876            698
   Unearned ESOP shares                                                      (188)          (290)
   Unearned compensation restricted stock awards                             (145)          (237)
   Treasury stock, at cost                                                (16,046)       (14,242)
                                                                       -----------     ----------
            TOTAL STOCKHOLDERS' EQUITY                                     22,596         22,341
                                                                       -----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  222,989      $ 221,848
                                                                       ===========     ==========

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended        Nine Months Ended
                                                             September 30,             September 30,
                                                        -----------------------   -----------------------
                                                            2001         2000         2001         2000
                                                        ----------   ----------   ----------   ----------
Interest and dividend income Loans receivable:
      First mortgage loans                              $    2,948   $    2,967   $    8,910   $    8,496
      Consumer and other loans                                 913          850        2,702        2,374
   Investment securities and other
       interest bearing deposits                               268          277          812          851
                                                        ----------   ----------   ----------   ----------
                    Total interest income                    4,129        4,094       12,424       11,721
                                                        ----------   ----------   ----------   ----------
Interest Expense
   Deposits                                                  1,793        2,100        5,715        5,958
   Borrowed funds                                              314          474        1,037        1,056
                                                        ----------   ----------   ----------   ----------
                     Total interest expense                  2,107        2,574        6,752        7,014
                                                        ----------   ----------   ----------   ----------
                     Net interest income                     2,022        1,520        5,672        4,707
Provision for loan losses                                       45            -          105            -
                                                        ----------   ----------   ----------   ----------
     Net interest income after provision for
           loan losses                                       1,977        1,520        5,567        4,707
                                                        ----------   ----------   ----------   ----------
Noninterest income
   Gain  on sale of loans originated for sale                  349           43          635           57
   Loan origination and commitment fees                        310           63          829          104
   Loan servicing fees                                         118          100          330          301
   Insurance commissions                                       111          106          310          291
   Fees and service charges                                    176          114          460          315
   Other                                                        11           11           23           27
                                                        ----------   ----------   ----------   ----------
                       Total noninterest income              1,075          437        2,587        1,095
                                                        ----------   ----------   ----------   ----------
Noninterest expense
   Compensation and benefits                                   711          612        2,195        1,865
   Occupancy and equipment                                     204          199          654          633
   Data processing                                              97           86          294          270
   Advertising                                                  51           59          142          169
   Other                                                       358          243        1,097          752
                                                        ----------   ----------   ----------   ----------
                  Total noninterest expense                  1,421        1,199        4,382        3,689
                                                        ----------   ----------   ----------   ----------
                   Income  before taxes                      1,631          758        3,772        2,113
Income tax expense                                             672          332        1,569          878
                                                        ----------   ----------   ----------   ----------
                   Net Income                           $      959   $      426   $    2,203   $    1,235
                                                        ==========   ==========   ==========   ==========
Earnings  per share
      Basic earnings per share                          $     0.85   $     0.36   $     1.91   $     0.98
                                                        ==========   ==========   ==========   ==========
      Diluted earnings per  share                       $     0.81   $     0.35   $     1.83   $     0.96
                                                        ==========   ==========   ==========   ==========

Weighted average number of common shares outstanding:
           Basic                                         1,131,202    1,191,218    1,153,496    1,263,589
                                                        ==========   ==========   ==========   ==========
           Diluted                                       1,184,441    1,205,200    1,203,838    1,289,338
                                                        ==========   ==========   ==========   ==========

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                             (Dollars in Thousands)
                                   (Unaudited)

                                               Three Months Ended     Nine Months Ended
                                                 September 30,          September 30,
                                               ------------------    ------------------
                                                 2001       2000       2001       2000
                                               -------    -------    -------    -------
Net Income                                     $   959    $   426    $ 2,203    $ 1,235
Other comprehensive income:
   Unrealized appreciation (depreciation) on
     securities available for sale                 143       (136)       301       (291)
   Income tax benefit (expense)                    (59)        57       (123)       120
                                               -------    -------    -------    -------
Comprehensive income                           $ 1,043    $   347    $ 2,381    $ 1,064
                                               =======    =======    =======    =======

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                      Nine Months Ended September 30, 2001
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                   Unearned
                                                                   Employee      Unearned
                                                    Accumulated      Stock     Compensation
                              Additional              Other        Ownership    Restricted                  Total
                       Common  Paid-In    Retained Comprehensive     Plan         Stock       Treasury   Stockholders'
                       Stock   Capital    Earnings    Income        shares        Awards       Stock        Equity
----------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 2000   $  219   $ 17,011   $ 19,182   $    698      $  (290)      $   (237)   $(14,242)     $ 22,341

Net income for the
  nine months ended
  September 30, 2001       -          -      2,203          -            -              -           -         2,203

Net change in
  unrealized
  appreciation on
  securities
  available for
  sale, net of
  related deferred
  taxes                    -          -          -        178            -              -           -           178

Treasury stock
  purchases                -          -          -          -            -              -      (2,006)       (2,006)

Options exercised          -        (58)         -          -            -              -         202           144

Amortization of
  unearned
  compensation             -          -          -          -            -             92           -            92

Dividends on
  common stock             -          -       (555)         -            -              -           -          (555)

Allocated employee
  stock ownership
  plan shares              -         97          -          -          102              -           -           199
                          --------------------------------------------------------------------------------------------
Balance
  September 30, 2001  $  219   $ 17,050   $ 20,830   $    876      $  (188)      $   (145)   $(16,046)     $ 22,596
                      ================================================================================================

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                         2001        2000
                                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                          $  2,203    $  1,235
   Adjustments to reconcile net income to net cash
      used in operating activities:
         Provision for loan losses                                          105           -
         (Gain) on the sale of loans originated for sale                   (635)         24
         Compensation on allocation of ESOP shares                          199         153
         Amortization of restricted stock awards                             92           6
         Loss on the sale of foreclosed real estate                           -
         Write-down of foreclosed real estate                                 -           3
         Gain on disposal of equipment                                        -         (12)
         Deferred income taxes                                              165          14
         Depreciation and amortization on premises and equipment            181         207
         Amortization of deferred loan origination fees                     (53)        (31)
         Amortization of excess servicing fees, mortgage servicing
            rights and bond premiums and discounts                          243         120
         Loans originated for sale                                      (69,372)    (11,629)
         Proceeds from the sale of loans originated for sale             66,327      10,599
         Changes in assets and liabilities:
            Accrued interest receivable                                    (126)       (672)
            Other assets                                                   (100)        (92)
            Income taxes payable, current                                   326           9
            Accrued expenses and other liabilities                          225          34
                                                                       --------    --------
         Net cash used in operating activities                             (220)        (32)
                                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) decrease in loans                                  $ 11,916    $(18,460)
     Purchase of certificates of deposit                                 (1,500)       (200)
     Purchase of securities available for sale                           (6,462)     (6,927)
     Proceeds from the maturities of certificates of deposit              1,500         400
     Proceeds from the maturities of securities available for sale        7,357       8,000
     Proceeds from the maturities of securities held to maturity              -       1,120
     Proceeds from the sale and redemption of foreclosed real estate          -          92
     Purchase of premises and equipment                                    (182)       (489)
     Investment in foreclosed real estate                                    (3)          -
         Net cash provided by (used in) investing activities             12,626     (16,464)
                                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase  in deposits                                      $  9,806    $  3,427
        Net increase in advances from borrowers
        for taxes and insurance                                             742         586
        Options exercised                                                   144           -
        Proceeds from borrowed funds                                          -      33,800
        Repayments on borrowed funds                                    (10,500)    (18,300)
        Purchase of treasury stock                                       (2,006)     (2,410)
       Dividends on common stock                                           (555)       (580)
                                                                       --------    --------
         Net cash provided by (used in) financing activities             (2,369)     16,523
                                                                       --------    --------
      Net increase in cash and cash equivalents                          10,037          27

CASH AND CASH EQUIVALENTS:
   Beginning                                                              7,606       4,200
                                                                       --------    --------
   Ending                                                              $ 17,643    $  4,227
                                                                       ========    ========

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                Consolidated Statements of Cash Flows (continued)
                  Nine Months Ended September 30, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)

                                                        2001      2000
                                                      -------   -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
     Interest on deposits                             $ 5,539   $ 5,964
     Interest on borrowed funds                         1,068     1,031
     Income taxes                                       1,079       834
                                                      =======   =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
     Transfers from loans to foreclosed real estate   $   111   $    42
     Allocation of ESOP shares to participants            102       109
     Net change in unrealized appreciation on
       securities available for sale                      178      (171)
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


NOTE 2.  REGULATORY CAPITAL

         The following table presents the Bank's regulatory capital amounts and percents at September 30, 2001 and December 31, 2000.


                                        September 30, 2001    December 31, 2000
                                        Amount     Percent    Amount    Percent
             -------------------------------------------------------------------

             Tier 1 (Core) Capital
                  Required            $  8,778      4.00%   $  8,715     4.00%
                  Actual                18,385      8.38%     17,812     8.17%
                  Excess                 9,607      4.38%      9,097     4.17%

             Risk-based Capital
                  Required              11,726      8.00%     11,572     8.00%
                  Actual                19,279     13.15%     18,645    12.89%
                  Excess                 7,553      5.15%      7,073     4.89%

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

                                                 Number of Shares
                                     Three months ended       Nine months ended
                                        September 30,           September 30,
                                  --------------------------------------------------
                                       2001         2000       2001         2000
                                  ------------------------   -----------------------
Basic EPS                          1,131,202    1,191,218     1,153,496   1,263,589
Effect of dilutive securities:
   Stock options                      53,239       13,982        50,342      25,749
                                  ------------------------   -----------------------
Diluted EPS                        1,184,441    1,205,200     1,203,838   1,289,338
                                  ========================   =======================


NOTE 4.  SELECTED FINANCIAL DATA


                                                                                For the nine months ended
                                                                                       September 30,
                                                                                      2001        2000
                                                                                -------------------------
Return on assets
   (ratio of net income to average total assets) (1)                                   1.3%       0.79%

Return on equity
   (ratio of net income to average equity) (1)                                        13.4%       7.37%

Equity to assets ratio
   (ratio of average equity to average total assets)                                  9.96%      10.73%

Net interest margin
   (ratio of net interest income to average interest earning assets) (1)              3.61%       3.10%

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

Comparison of Financial Condition at September 30, 2001 and December 31, 2000:

         Total assets increased by $1,141,000, from $221,848,000 at December 31, 2000 to $222,989,000 at September 30, 2001. Loans receivable and loans held for sale decreased by $9,225,000 from December 31, 2000 to September 30, 2001. Due to lower interest rates on residential mortgages, management elected to sell the majority of the residential loans originated during the first nine months of 2001 to the secondary market. Included in the loans that were originated and sold during the first nine months of 2001 were loans from the Company's mortgage loan portfolio that were refinanced resulting in the decrease in loans receivable and loans held for sale. Cash, including interest-bearing accounts, increased by $10,037,000. This increase resulted from the refinancing activity of the Company's loan portfolio described above and from cash provided by operations.

         In accordance with the Bank's internal classification of assets policy, management evaluates the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions. As of September 30, 2001 and December 31, 2000 the balances in the allowance for loan losses and the allowance for loan losses as a percentage of total loans were $894,000 and $833,000 and 0.49% and 0.43%, respectively.

         Activity in the Company's allowance for loan losses for the nine months ended September 30, 2001 and 2000 is summarized as follows:

                                       2001                2000
                                     ---------           ---------

Balance on January 1,                $ 833,248           $ 856,692

  Provision for loan losses            105,000                   -
  Charge-offs                          (59,904)            (30,515)
  Recoveries                            15,824              20,072
                                     ---------           ---------
Balance on September 30,             $ 894,168           $ 846,249
                                     =========           =========


         Loans on which the accrual of interest has been discontinued amounted to $772,000 and $363,000 at September 30, 2001 and December 31, 2000,
respectively. The increase in nonaccrual loans was due to changes in local economic conditions. The effect of nonaccrual loans was not significant to the results of operations. The Company includes all loans considered impaired under FASB Statement No. 114 in nonaccrual loans. The amount of impaired loans was not material at September 30, 2001 and December 31, 2000.

         Liabilities increased by $886,000, from $199,507,000 at December 31, 2000 to $200,393,000 at September 30, 2001. This increase is primarily due to increases of $9,806,000, $742,000 and $613,000 in deposits, advances from borrowers for taxes and insurance and income taxes, respectively, being offset by a $10,500,000 decrease in borrowed funds.

         Equity increased by $255,000 from $22,341,000 at December 31, 2000 to $22,596,000 at September 30, 2001. The increase in equity was primarily the result of net income for the first nine months of 2001 of $2,203,000 and the amortization of Employee Stock Ownership Plan shares and restricted stock awards being offset by the payment of $555,000 in cash dividends and by the repurchase of 116,140 shares of treasury stock at a total cost of $2,006,000. On October 16, 2001, the Board of Directors of the Company declared a $0.16 per share cash dividend to be paid on November 12, 2001 to the stockholders of record on October 31, 2001. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

Comparison of Operating Results for the Three and Nine-Month Periods Ended September 30, 2001 and September 30, 2000.

         Net Income. Net income increased by $533,000 and $968,000, or 125.1% and 78.4% for the three and nine-month periods ended September 30, 2001, respectively, when compared to the same periods during 2000. The increase in net income was primarily due to increases of $638,000 and $1,492,000 in noninterest income for the three and nine-month periods ended September 30, 2001, respectively, when compared to the same periods in 2000. Also affecting net income were increases of $502,000 and $965,000 in net interest income for the quarter and nine-month period ended September 30, 2001, respectively, when compared to the same periods in 2000. These increases were partially offset by increases of $222,000 and $693,000 in noninterest expense for the quarter and nine-month periods ended September 30, 2001, respectively, when compared to the same periods in 2000.

         Interest Income. Interest income increased by $35,000 and $703,000, or 0.9% and 6.0% for the quarter and nine-month period ended September 30, 2001, respectively, when compared to the same periods in 2000. During the first nine months of 2001 the average amount in the Company's loan portfolio was greater than the average amount during the first nine months of 2000. This is the primary reason for the increase in interest income.

         Interest Expense. Total interest expense decreased by $467,000, or 18.1%, for the quarter ended September 30, 2001 when compared to the same quarter in 2000 and decreased by $262,000, or 3.7%, for the nine months ended September 30, 2001 when compared to the same period in 2000. The decrease in interest expense was primarily the result of the downward repricing of the Company's deposits and borrowed funds due to lower market interest rates during the period.

         Net Interest income. Net interest income increased by $502,000 and $965,000, or 33.0% and 20.5%, for the three and nine-month periods ended September 30, 2001, respectively, when compared to the same periods in 2000 due to the changes in interest income and interest expense described above.

         Provision for loan losses. The provision for loan losses increased by $45,000 for the quarter ended September 30, 2001 when compared to the same period in 2000 and increased by $105,000 for the nine months ended September 30, 2001 when compared to the same period in 2000. Management evaluates the quality of the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan loss. During the first nine months of 2001 management elected to increase the provision for loan loss due to changes in local economic conditions and the increase in the amount of commercial loans in the Company's loan portfolio. While the Company maintains its allowance for loan losses at a level that is considered to be adequate to provide for potential losses, there can be no assurance that further additions will not be made to the loss allowance and that losses will not exceed estimated amounts.

         Noninterest Income. Noninterest income increased by $638,000 and $1,492,000, or 146% and 136%, for the three and nine-month periods ended September 30, 2001, respectively, when compared to the same periods in 2000 primarily due to increases in the gain on sale of loans originated for sale and loan origination and commitment fees. Due to low interest rates on residential mortgage loans during the first nine months of 2001, the Company sold to the secondary market a larger volume of loans during that period when compared to the same period in 2000, resulting in increases in the gain on sale of loans originated for sale and loan origination and commitment fees recognized immediately in income.

         Noninterest Expense. Noninterest expense increased by $222,000 and $693,000, or 18.5% and 18.8%, for the three and nine months ended September 30, 2001, respectively, when compared same periods during 2000 primarily due to an increase in compensation and benefits and to an increase in other noninterest expense. The increase in compensation and benefits resulted from annual compensation adjustments and increases in commissions paid to loan officers for the origination of loans. Also affecting compensation and benefits was an increase in the Employee Stock Ownership Plan expense that resulted from the appreciation of the Company's stock and an increase in the amortization of Management Stock Bonus Plan awards. The increase in other noninterest expense resulted primarily from an increase in the amortization of mortgage servicing rights.

         Income Tax Expense. Income tax expense increased by $340,000 and $691,000 for the three and nine-month periods ended September 30, 2001 when compared to the same periods in 2000. These increases are proportionate to the increase in income before income taxes for the quarter and nine-month period ended September 30, 2001 when compared to the same periods in 2000.

         Non-performing Assets. The following table sets forth the amounts and categories of non-performing assets at September 30, 2001 and December 31, 2000.


                                         September 30, 2001    December 31, 2000
                                         ------------------    -----------------
                                                 (Dollars in Thousands)
Non-accruing loans
    One to four family real estate            $  277               $  108
     Agricultural real estate                    195                  195
     Commercial                                   52                    -
    Consumer                                     248                   60
                                              ------               ------
Total                                         $  772               $  363
                                              ------               ------
Accruing loans which are contractually
past due 90 days or more
    One to four family real estate            $  324               $  258
    Commercial real estate                         -                    -
                                              ------               ------
Total                                         $  324               $  258
                                              ------               ------

Total non-accrual and accruing loans
past due 90 days or more                      $1,096               $  621
                                              ======               ======

Repossessed and non-performing assets
   Repossessed property                       $  168               $   54
   Other non-performing assets                     -                    -
                                              ------               ------
Total repossessed and non-performing assets   $  168               $   54
                                              ------               ------

Total non-performing assets                   $1,264               $  675
                                              ======               ======
Total non-accrual and accruing loans
past due 90 days or more to net loans           0.61%                0.32%
                                              ======               ======

Total non-accrual and accruing loans
past due 90 days or more to total assets        0.49%                0.28%
                                              ======               ======

Total nonperforming assets to total assets      0.57%                0.30%
                                              ======               ======

         Financial Standards Board Statement No. 114, Accounting by Creditors for Impairment of a Loan, and Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, require that impaired loans within the scope of these Statements be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate; or as a practical expedient, either at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. At September 30, 2001 and December 31, 2000, the value of loans that would be classified as impaired under these Statements is considered to be immaterial.

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

         In 1996, 1998, 1999 and 2000, the Company approved stock buy back programs in which up to 955,606 shares of common stock of the Company could be acquired. During 1998, 1999 and 2000, the Company bought 307,200 shares, 223,003 shares and 198,100 shares, respectively, which completed these buy back programs. On December 21, 2000, the Company approved a stock buy back program in which up to 125,000 shares of the common stock of the Company could be acquired. During the first nine months of 2001 the Company bought 116,140 shares of its common stock under this buy back program.

         The Company paid a cash dividend of $0.16 per share on February 12, 2001, May 14, 2001 and August 13, 2001. On October 16, 2001 the Company declared a cash dividend of $0.16 per share payable on November 12, 2001 to stockholders of record on October 31, 2001. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

         Savings institutions like the Bank are required to meet prescribed regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. At September 30, 2001, the Bank exceeded all current capital requirements.

         The Office of Thrift Supervision (OTS) has adopted a core capital requirement for savings institutions comparable to the requirement for national banks. The OTS core capital requirement for the Bank is 4% of adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 8.38% at September 30, 2001.

                     WELLS FINANCIAL CORP. and SUBSIDIARIES
                               September 30, 2001

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



WELLS FINANCIAL CORP.




By:  /s/ Lawrence H. Kruse                                Date: October 30, 2001
     ---------------------------------------------------        ----------------
       Lawrence H. Kruse
       President and Chief Executive Officer


By:  /s/ James D. Moll                                    Date: October 30, 2001
     ---------------------------------------------------        ----------------
     James D. Moll
     Treasurer and Principal Financial & Accounting Officer