Form 10KSB
period 2001-12-31
WELLS FINANCIAL CORP
filed 2002-03-28
CIK 934739

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       --------------------------------

                                   FORM 10-KSB

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2001
                          ------------------------------------------------------
                                     - OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               --------------   ------------

Commission file number:   0-25342
                          -------

                              Wells Financial Corp.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

                Minnesota                                        41-1799504
---------------------------------------------           ------------------------
       (State or other jurisdiction of                       (I.R.S. employer
      of incorporation or organization)                      identification no.)

    53 First Street, S.W., Wells, Minnesota                       56097
---------------------------------------------           ------------------------
   (Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code:              (507) 553-3151
                                                                ----------------
Securities registered pursuant to Section 12(b) of the Act:           None
                                                                ----------------
Securities registered pursuant to Section 12(g) of the Act:

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
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Registrant's revenues for the year ended December 31, 2001 were $20.7 million.

         Registrant's voting stock trades on the Nasdaq National Market under the symbol "WEFC." The aggregate market value of the voting stock held by non-affiliates of registrant, based upon the closing price of such stock as of March 1, 2002 ($20.00 per share), was $22.5 million.

         As of March 1, 2002, registrant had 1,189,435 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Part II -- Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2001.

2. Part III -- Portions of Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders.

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

Item 1. Business
----------------

General


         Wells Financial Corp. ("Registrant" or the "Company") is a unitary savings and loan holding company that was incorporated in December 1994 under the laws of the State of Minnesota for the purpose of acquiring all of the issued and outstanding common stock of Wells Federal Bank, fsb (the "Bank"). This acquisition occurred in April 1995 at the time the Bank simultaneously converted from a mutual to a stock institution, and sold all of its outstanding capital stock to the Company and the Company made its initial public offering of common stock (the "Conversion"). As of December 31, 2001, the Company had total assets of $230.4 million, total deposits of $181.0 million, and stockholders' equity of $23.6 million or 10.2% of total assets under generally accepted accounting principles ("GAAP") in the United States of America. The only subsidiary of the Company is the Bank.

         The primary activity of the Company is directing and planning the activities of the Bank, the Company's primary asset. At December 31, 2001, the remainder of the assets of the Company were maintained in the form of a loan to an employee stock ownership plan ("ESOP") that was established for the benefit of the Bank's employees, deposits in interest bearing accounts with other financial institutions and selected investments. The Company engages in no other significant activities. As a result, references to the Company or Registrant generally refer to the Bank, unless the context otherwise indicates. In the discussion of regulation, except for the discussion of the regulation of the Company, all regulations apply to the Bank rather than the Company.

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

         Lending Activities. The Company's loan portfolio predominantly consists of mortgage loans secured by one-to-four family residences. The Company also makes consumer loans and commercial loans. For its mortgage loan portfolio, the Company originates and retains adjustable rate loans. Dependent upon the level of the interest rates at the time mortgage loans on single-family dwellings are originated, the Company may also retain lower loan-to-value ratio fixed rate loans with original maturities that are greater than twenty years. The Company sells other conventional fixed rate mortgage loans to the secondary market. The Company's consumer loan portfolio consists primarily of home equity or improvement loans secured by second liens on real estate on which the Company has the first lien. To a lesser extent, the consumer loan portfolio includes loans secured by vehicles and savings accounts. The Company also originates commercial and multi-family real estate loans, the vast majority of which are secured by farm land. In addition to loans secured by farm real estate, the Company makes commercial business loans, the majority of which are secured by farm operating equipment, livestock, crops on hand, growing crops and farm real estate.

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

                                                                              At December 31,
                                     -----------------------------------------------------------------------------------------------
                                          2001               2000                1999                1998                 1997
                                     ---------------    ----------------   ----------------    -----------------    ----------------
                                     Amount  Percent    Amount   Percent   Amount   Percent    Amount    Percent    Amount   Percent
                                     ------  -------    ------   -------   ------   -------    ------    -------    ------   -------
                                                                      (Dollars in Thousands)
Real Estate Loans:
------------------
  One-to-four family                $80,613   49.01% $112,579    58.29%  $106,292    60.82%  $105,088    67.25%  $141,697    76.82%
  Multi-family                          484    0.29       523     0.27        654     0.37        950     0.61      1,167     0.63
  Commercial                         41,510   25.24    38,514    19.94     31,928    18.27     20,068    12.84     10,845     5.88
  Construction                        2,185    1.33     2,043     1.06      2,957     1.69      1,279     0.82      1,943     1.05
                                    -------   -----   -------    -----    -------    -----    -------    -----    -------    -----
      Total real estate loans       124,792   75.87   153,659    79.56    141,831    81.15    127,385    81.52    155,652    84.38
                                    -------   -----   -------    -----    -------    -----    -------    -----    -------    -----

Other Loans:
------------
 Consumer Loans:
  Savings account                       635    0.39       558     0.30        578     0.33        395     0.25        349     0.19
  Vehicles                            4,914    2.99     5,333     2.76      4,914     2.81      4,644     2.97      4,988     2.70
  Home equity, home improvement
  and second mortgages               26,228   15.95    26,155    13.54     21,315    12.20     18,475    11.83     18,781    10.18
  Other                               4,314    2.62     4,449     2.30      3,144     1.80      2,970     1.90      3,411     1.85
                                    -------  ------   -------   ------    -------    -----     ------   ------    -------   ------
      Total consumer loans           36,091   21.95    36,495    18.90     29,951    17.14     26,484    16.95     27,529    14.92
Commercial business loans             3,591    2.18     2,967     1.54      2,988     1.71      2,394     1.53      1,299     0.70
                                    -------  ------   -------   ------    -------    -----     ------   ------    -------   ------
      Total other loans              39,682   24.13    39,462    20.44     32,939    18.85     28,878    18.48     28,828    15.62
                                    -------  ------   -------   ------    -------   ------    -------   ------    -------   ------
      Total loans                   164,474  100.00%  193,121   100.00%   174,770   100.00%   156,263   100.00%   184,480   100.00%
                                             ======             ======              ======              ======              ======
Less:
----
  Loans in process                    2,694               657                 722                 655                 351
  Deferred loan origination fees
   and costs                            315               494                 478                 450                 642
  Allowance for loan losses             952               833                 857                 853                 763
                                   --------          --------            --------            --------            --------
      Total loans receivable, net  $160,513          $191,137            $172,713            $154,305            $182,724
                                   ========          ========            ========            ========            ========

         Loan Maturity Tables. The following table sets forth the maturity of the Company's loan portfolio at December 31, 2001. The table does not include prepayments, scheduled principal repayments or loans held for sale. All mortgage loans are shown as maturing based on contractual maturities.

                                                                                  Commercial
                                                                                 Business and
                                                            Construction           Consumer                Total
                                                            ------------           --------                -----
                                                                                (In Thousands)
Amounts Due:
  Within 1 year or less                                            $2,185             $ 4,859              $ 7,044
  After 1 year through 5 years                                         --              21,934               21,934
  After 5 years                                                        --              12,889               12,889
        -                                                          ------             -------              -------
Total amount due                                                   $2,185             $39,682              $41,867
                                                                   ======             =======              =======


         The following table sets forth the dollar amount of all loans due after December 31, 2002 that have pre-determined interest rates and which have floating or adjustable interest rates. This table does not include loans held for sale.

                                                                              Floating or
                                                            Fixed Rates     Adjustable Rates         Total
                                                            -----------     ----------------         -----
                                                                            (In Thousands)
One-to-four family                                             $39,515              $38,522          $78,037
Commercial and multi-family real estate                         35,857                5,775           41,632
Construction                                                        --                   --               --
Commercial business and consumer                                27,398                7,425           34,823
                                                              --------              -------         --------
  Total                                                       $102,770              $51,722         $154,492
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

         At December 31, 2001, the Company was servicing approximately $229.9 million of loans for others, primarily long term fixed rate loans sold to FHLMC. Generally, the Company retains all servicing on loans sold to FHLMC and does not retain servicing on FHA/VA loans sold. Except for document deficiencies that may occur during origination that may require a repurchase by the Company, loans are sold without recourse.

         Consumer Loans. The Company offers second mortgage loans on one-to-four family residences which are typically offered as adjustable rate loans. Such loans are only made on owner-occupied one- to -four family residences and are subject to a 90% combined loan-to-value ratio. The Company holds the majority of the underlying first mortgages on these loans. The underwriting standards for second mortgage loans are similar to the Company's standards applicable to one-to-four family residential loans. To a lesser extent, the Company makes loans secured by vehicles and by savings accounts held with the Company. Loans secured by vehicles totaled $4.9 million, or 2.99% of the loan portfolio at December 31, 2001.

         Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to 35% of an institution's assets. In addition, a federal thrift has lending authority above the 35% category for certain consumer loans, property improvement loans, and loans secured by savings accounts. The Company originates consumer loans in order to provide a wide range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help maintain a profitable spread between its average loan yield and its cost of funds. Consumer loans, however, tend to have a higher risk of default than residential mortgage loans.
Typically, based on the Company's experience, a borrower faced with either paying a mortgage loan to avoid foreclosure on the borrower's home or defaulting on a consumer loan will continue paying the mortgage loan. At December 31, 2001, the Company had approximately $216,000 in consumer loans that were more than 90 days delinquent.

         Commercial Real Estate Loans. In order to enhance yields on its assets, the Company originates loans secured by commercial real estate. Approximately 96% of this portfolio is secured by farm real estate. In addition to originating farm real estate loans, the Company also purchases participations in farm real estate loans that are originated by commercial banks in southern Minnesota. Most of the remainder of the portfolio is secured by church real estate. At December 31, 2001, loans secured by farm real estate were originated in amounts up to the lesser of 65% of the appraised value of the property or $1,000 per tillable acre on refinances and up to the lesser of 65% of the appraised value of the property or $1,200 per tillable acre on purchases. These loans are evaluated on a cash flow basis in addition to an asset value basis. Loans secured by church real estate are generally originated in amounts up to 70% of the appraised value of the property. At December 31, 2001, the Company's largest commercial real estate loan consisted of a $1.1 million performing loan secured by farm real estate. All commercial real estate loans, excluding loans of less than $300,000 secured by farm real estate, require prior approval by the Bank's Board of Directors. As part of its underwriting, the Company requires that borrowers qualify for a commercial loan at the fully indexed interest rate rather than at the origination interest rate.

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

         Loans to One Borrower. Loans-to-one borrower are limited in an amount equal to 15% of unimpaired capital and unimpaired surplus and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. The Company's maximum loan-to-one borrower limit was approximately $2.8 million as of December 31, 2001.

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

         The following table sets forth information regarding non-accrual loans, real estate owned, and certain other repossessed assets and loans.

                                                                             At December 31,
                                                      --------------------------------------------------------------
                                                           2001        2000         1999        1998         1997
                                                           ----        ----         ----        ----         ----
                                                                         (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loans secured by 1-to-4 family
    residences                                             $  194      $  108       $   --      $  192      $   219
  All other mortgage loans                                     --         195           32          --           --
Non-mortgage loans:
  Commercial                                                   --          --           --          --           --
  Consumer                                                    214          60           79          68           18
                                                           ------      ------       ------      ------      -------
Total                                                      $  408      $  363       $  111      $  260      $   237
                                                           ======      ======       ======      ======      =======

Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
  Construction loans                                       $   --      $   --       $   --      $   --      $    --
  Permanent loans secured by 1-to-4 family
    residences                                                211         258           11         100          201
  All other mortgage loans                                     11          --           --          --           --
Non-mortgage loans:
  Commercial                                                   --          --           --          --           --
  Consumer                                                      2           4           --          --            4
                                                           ------      ------       ------      ------      -------
Total                                                      $  224      $  262       $   11      $  100      $   205
                                                           ======      ======       ======      ======      =======
Total non-accrual and accruing loans
  past due 90 days or more                                 $  632      $  625       $  122      $  360      $   442
                                                           ======      ======       ======      ======      =======
Foreclosed real estate                                     $  252      $   54       $   55      $   --      $    35
                                                           ======      ======       ======      ======      =======
Other nonperforming assets                                 $   --      $   --       $   --      $   --      $    --
                                                           ======      ======       ======      ======      =======
Total nonperforming assets                                 $  884      $  679       $  177      $  360      $   477
                                                           ======      ======       ======      ======      =======
Total non-accrual and accruing loans past
  due 90 days or more to net loans                           0.39%       0.33%        0.07%       0.23%        0.24%
                                                           ======      ======       ======      ======      =======
Total non-accrual and accruing loans past
  due 90 days or more to total assets                        0.27%       0.28%        0.06%       0.19%        0.22%
                                                           ======      ======       ======      ======      =======
Total nonperforming assets to total assets                   0.38%       0.31%        0.09%       0.19%        0.24%
                                                           ======      ======       ======      ======      =======

         Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was immaterial for the year ended December 31, 2001. Amounts included in the Company's interest income on non-accrual loans for the year ended December 31, 2001 were likewise immaterial.

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

         The following table provides further information about the Company's problem assets as of December 31, 2001.


                                                     (In Thousands)
Special Mention                                           $ 412
Substandard                                               1,440
Doubtful assets                                              --
Loss assets                                                  --
                                                         ------
     Total                                               $1,852
                                                         ------
Allowance for loan loss                                  $  952
                                                         ======

         Allowance for Loan Losses. It is management's policy to provide for losses on unidentified loans in its loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Company's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current economic conditions.

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


                                                                          At December 31,
                                -----------------------------------------------------------------------------------------------
                                       2001                 2000               1999              1998              1997
                                -------------------- ------------------ ----------------- ----------------- -------------------

                                        Percent of         Percent of         Percent of        Percent of          Percent of
                                         Loans in           Loans in           Loans in           Loans in           Loans in
                                           Each               Each              Each               Each               Each
                                        Category to        Category to        Category to        Category to        Category to
                                Amount  Total Loans Amount Total Loans Amount Total loans Amount Total Loans Amount Total Loans
                                ------  ----------- ------ ----------- ------ ----------- ------ ----------- ------ -----------

At end of year allocated to:
Mortgage                         $574     60.29%     $749      79.56%   $749    81.15%     $722      81.52%    $617     84.38%
Consumer and non-mortgage         378     39.71        84      20.44     108    18.85       131      18.48      146     15.62
                                 ----    ------      ----     ------    ----   ------      ----     ------     ----    ------
Total allowance                  $952    100.00%     $833     100.00%   $857   100.00%     $853     100.00%    $763    100.00%
                                 ====    ======      ====     ======    ====   ======      ====     ======     ====    ======

         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Company's allowance for loan losses for the years indicated:

                                                                             At December 31,
                                                  -----------------------------------------------------------------
                                                    2001          2000           1999          1998          1997
                                                    ----          ----           ----          ----          ----
                                                                     (Dollars in Thousands)

Total loans outstanding                           $164,474       $193,121       $174,770     $156,263      $184,480
                                                  ========       ========       ========     ========      ========
Average loans outstanding                         $186,772       $184,773       $161,444     $172,219      $183,591
                                                  ========       ========       ========     ========      ========

Beginning allowance balances                      $    833       $    857       $    853     $    763      $    615
Provision:
  One-to-four family                                  (175)            --             27          120           180
  Commercial and multi-family
    real estate                                         --             --             --           --            --
  Consumer                                             355             --             --           --            --
Charge-offs:
  One-to-four family                                    --             --             --           --            12
  Commercial and multi-family
    real estate                                         --             --             --           --            --
  Consumer                                              89             49             43           46            54
Recoveries:
  One-to-four family                                    --             --             --           --            --
  Commercial and multi-family
    real estate                                         --             --             --           --            --
  Consumer                                              28             25             20           16            34

Other                                                   --             --             --           --            --
                                                  --------      ---------       --------     --------      --------
Ending allowance balance                          $    952      $     833       $    857     $    853      $    763
                                                  ========      =========       ========     ========      ========

Allowance for loan losses as a percent
  of total loans outstanding                          0.58%          0.43%          0.49%        0.55%         0.41%
Net loans charged off as a percent of
  average loans outstanding                           0.03%          0.01%          0.01%        0.02%         0.02%



Investment Activities

         The Company is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The Company has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Company's loan origination and other activities. At December 31, 2001, the Company had an investment portfolio of approximately $16.1 million, consisting primarily of U.S. government corporate and agency obligations. To a lesser extent, the portfolio also includes FHLMC stock, certificates of deposit and FHLB stock, as permitted by the OTS regulations. The Company classifies its investments, including debt and equity securities, as either held to maturity or available for sale, in accordance with SFAS 115. The Company will continue to seek high quality investments. The primary and secondary goals of the investment portfolio are safety of principal and rate of return, respectively.

         Investment Portfolio. The following table sets forth the carrying value of the Company's investments, including short-term investments, FHLB stock, and mortgage-backed securities, at the dates indicated. At December 31, 2001, the Company's securities that were classified as available for sale had an unrealized net gain of $1.26 million. At December 31, 2001, the market value for the interest bearing deposits shown below approximated their cost.

                                                                                  At December 31,
                                                                   -------------------------------------------
                                                                   2001              2000                 1999
                                                                   ----              ----                 ----
                                                                                  (In Thousands)
Securities available for sale:
  Equity securities                                                $ 2,922           $ 2,977            $ 2,551
  U.S. Agency Securities                                            12,503            13,012                 --
  Obligations of state and political
    subdivisions                                                       438               236                 --
Securities held to maturity:
  U.S. agency securities                                                --                --             15,559
                                                                   -------           -------            -------
    Total investment securities                                     15,863            16,225             18,110
Certificates of deposit                                                200               200                400
                                                                   -------           -------            -------
    Total investments                                              $16,063           $16,425            $18,510
                                                                   =======           =======            =======


         Investment Portfolio Maturities. The following table sets forth certain
information   regarding  the  carrying  values,   weighted  average  yields  and
maturities of the Company's investment securities portfolio.


                                                                        At December 31, 2001
                            -----------------------------------------------------------------------------------------------------
                                                                                                                  Total
                            One Year or Less  One to Five Years   Five to Ten Years  More than Ten Years   Investment Securities
                            ----------------  ------------------  -----------------  ------------------- ------------------------
                            Carrying  Average  Carrying  Average  Carrying  Average  Carrying   Average  Carrying Average  Market
                              Value    Yield    Value     Yield    Value     Yield     Value     Yield     Value   Yield    Value
                            --------  ------  ---------  -------  --------  -------  --------   -------  -------- -------  ------
                                                                (Dollars in Thousands)

U.S. Agency Obligations (1)    $ --     --%   $12,941    5.82%     $  --       --%     $  --        --%   $12,941  5.82%  $12,941
FHLB Stock                       --     --         --      --         --       --         --        --      1,875    --     1,875
Equity Securities                --     --         --      --         --       --         --        --      1,047    --     1,047
Certificates of Deposit         200   3.97%        --      --%        --       --%        --        --%       200  3.97%      200
                               ----           -------              -----               -----              -------         -------
  Total                        $200           $12,941              $  --               $  --              $16,063         $16,063
                               ====           =======              =====               =====              =======         =======


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

         The interest rates paid by the Bank on deposits can be set daily at the direction of senior management. Senior management determines the interest rate to offer the public on new and maturing accounts. Senior management obtains the interest rates being offered by other financial institutions within its market area. This data along with a report showing the dollar value of certificates of deposit maturing is reviewed and interest rates are determined.

         Non-interest bearing demand accounts constituted $3.9 million, or 2.1% of the Bank's deposit portfolio at December 31, 2001. Money market accounts and NOW accounts constituted $29 million, or 16.0% of the Bank's deposit portfolio at December 31, 2001. Regular savings accounts constituted $20.2 million, or 11.2% of the Bank's deposit portfolio at December 31, 2001. Certificates of deposit constituted $127.9 million or 70.7% of the deposit portfolio, including $12.8 million of which had balances of $100,000 and over. As of December 31, 2001, the Bank had no brokered deposits.

         Jumbo Certificate Accounts. The following table indicates, at December 31, 2001, the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity.


                                                     Weighted
Maturity Period                (In Thousands)     Interest Rate
---------------                --------------     -------------
Within three months                $4,067              3.35%
Three through six months            1,622              3.32
Six through twelve months           3,338              3.63
Over twelve months                  3,761              3.63
                                  -------             -----
                                  $12,788              3.50%
                                  =======             ======

         Borrowings. Deposits are the primary source of funds of the Company's lending and investment activities and for its general business purposes. Through the Bank, the Company may obtain advances from the FHLB of Des Moines to supplement its supply of lendable funds. Advances from the FHLB of Des Moines are typically secured by a pledge of the Bank's stock in the FHLB of Des Moines and a portion of the Company's first mortgage loans and certain other assets. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 2001, the Company had $23 million in advances outstanding from the FHLB of Des Moines (see Note 10 of the Notes to the Company's Consolidated Financial Statements). Future use of advances depends on the rates on advances as compared to the rates on deposits.

         The following table sets forth certain information as to FHLB advances at the dates indicated.
CAPTION>

                                     As of and for the Years Ended December 31,
                                    -------------------------------------------
                                    2001              2000             1999
                                    ----              ----             ----
                                               (Dollars in Thousands)
FHLB advances                       $23,000           $33,500          $17,000
Weighted average interest rate
  of FHLB advances                     5.34%             5.77%            5.73%
Maximum amount of advances          $33,500           $37,500          $17,000
Average amount of advances          $25,192           $25,538           $7,462
Weighted average interest rate
  of average amount of advances        5.36%             6.08%            5.16%

Subsidiary Activity

         The Company has one wholly owned subsidiary, the Bank. The Bank has two wholly owned subsidiaries, known as Wells Insurance Agency, Inc. ("WIA") and Greater Minnesota Mortgage, Inc. ("GMM").

         The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under the 2% limitation, as of December 31, 2001, the Bank was authorized to invest up to approximately $4.6 million in the stock of, or loans to, service corporations.

         WIA was incorporated under the laws of the State of Minnesota in 1976. WIA offers life, health, casualty, and business insurance on behalf of others and also offers fixed-rate annuities. The Bank's investment in WIA totaled $993,000 at December 31, 2001.

         GMM  was  incorporated  under  the  laws  of  Minnesota  in  1997.  GMM
originates  loans  through  referrals  from  community   commercial  banks  and,
primarily, sells these loans to the secondary market. During 2001, GMM originated $32.3 million in single family dwelling loans, which were sold to the secondary market. At December 31, 2001, the Bank's investment in GMM totaled $802,000.

Personnel

         As of December 31, 2001, the Bank had 75 full-time and 7 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Company, with no employees of its own, utilizes those of the Bank.

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

Regulation of the Company

         Set forth below is a brief description of certain laws that relate to the regulation of the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

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

         As a unitary savings and loan holding company, the Company generally is not subject to any restrictions on its business activities. While the Gramm-Leach-Bliley Act (the "GLB Act"), enacted in November 1999, terminated the "unitary thrift holding company" exemption from activity restrictions on a prospective basis, the Company enjoys grandfathered status under this provision of the GLB Act because it acquired the Bank prior to May 4, 2001. As a result, the Company's freedom from activity restrictions as a unitary savings and loan holding company was not affected by the GLB Act. However, if the Company were to acquire control of an additional savings institution, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the GLB Act and would be subject to the Home Owner's Loan Act's activity restrictions.

         The continuation of the Company's exemption from restrictions on business activities as a unitary savings and loan holding company is also subject to the Company's continued compliance with the QTL Test. See "- Regulation of the Bank - Qualified Thrift Lender Test."

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

         The FDIC administers two separate deposit insurance funds. Generally, the Bank Insurance Fund (the "BIF") insures the deposits of commercial banks and the SAIF insures the deposits of savings institutions. The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the SAIF or BIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments of BIF and SAIF members. The FDIC has set the deposit insurance assessment rates for SAIF member institutions for the first six months of 2002 at 0% to 0.27% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%.

         In addition, all institutions insured by the FDIC are required to pay quarterly assessments, totaling approximately 0.0189% of insured deposits for the 2001 calendar year, to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the Financing Corporation bonds mature in 2017.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 4.0% of total adjusted assets for most savings institutions, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. The Bank exceeded these minimum standards at December 31, 2001. The Bank's capital ratios are set forth in Note 12 to the Company's Consolidated Financial Statements. Regulations that enable the OTS to take prompt corrective action against savings institutions effectively impose higher capital requirements on the Bank.

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

         During 2001, the Company declared four $0.16 per share quarterly dividends to its shareholders. During 2000, the Company declared three $0.15 per share and one $0.16 per share quarterly dividends to its shareholders. The Company's dividend payout ratio for 2001 was 22.0% and for 2000 was 43.3%.

         Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Des Moines. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. As of December 31, 2001, the Bank was in compliance with its QTL requirement.

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
------------------------------------------------------------------

         The  information  contained under the section  captioned  "Stock Market
Information" on pages 1 and 2 of the Company's 2001 Annual Report to Stockholders (the "Annual Report"), is incorporated herein by reference.

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

         Independent Auditor's Report.

         Consolidated Statements of Financial Condition as of December 31, 2001 and 2000.

         Consolidated Statements of Income for the Years Ended December 31, 2001, 2000, and 1999.

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000, and 1999.

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999.

         Notes to Consolidated Financial Statements.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
-----------------------------------------------------------

         The information contained under the section captioned "Information with Respect to Nominees for Director and Directors Continuing in Office" in the Registrant's definitive proxy statement for Registrant's 2002 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference. The information contained under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is also incorporated herein by reference.

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

                                     PART IV

Item 13. Exhibits, List, and Reports on Form 8-K
------------------------------------------------

          (a)  The   following   exhibits   are   included  in  this  Report  or
               incorporated herein by reference:

               3(i) Articles of Incorporation of Wells Financial Corp.* 3(ii)Bylaws of Wells Financial Corp.**
               10.1 1995 Stock Option Plan of Wells Financial Corp.***
               10.2 Management Stock Bonus Plan and Trust Agreements***
               10.3 Change in Control Severance Agreement with James D. Moll****
               10.4 Change  in  Control  Severance   Agreement  with  Gerald  D.
                    Bastian****

               13   Annual  Report to  Stockholders  for the  fiscal  year ended
                    December  31,  2001 (only  those  portions  incorporated  by reference in this document are deemed filed)
               21   Subsidiaries of Registrant****
               23   Consent of McGladrey & Pullen, LLP

          (b) A report on Form 8-K was filed on December 12, 2001 pursuant to items 5 and 7 announcing the Registrant's management succession plan to fill the position vacated by Former President and Chief Executive Officer Lawrence H. Kruse who retired on February 28, 2002.

--------------------------------------
* Incorporated by reference to the registration statement on Form S-1 (File No. 33-87922) declared effective by the SEC on February 13, 1995.
** Incorporated by reference to the identically numbered exhibit to the Registrant's Form 10-KSB for the year ended December 31,1998 (File No. 0-25342).
*** Incorporated by reference to the exhibits to the Registrant's proxy statement for a special meeting of stockholders held on November 15, 1995 and filed with the SEC on October 2, 1995 (File No. 0-25342).
**** Incorporated by reference to the identically numbered exhibit to the Registrant's Form 10-K for the year ended December 31, 1995.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 27, 2002.

                                       WELLS FINANCIAL CORP.


                                       By: /s/Lawrence H. Kruse
                                           --------------------
                                           Lawrence H. Kruse
                                           Chairman of the Board
                                           (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 27, 2002.



/s/ Lonnie Trasamar                        /s/ James D. Moll
-------------------                        -----------------
Lonnie Trasamar                            James D. Moll
President and Chief Executive Officer      Treasurer and Principal Financial and
(Principal Executive Officer)              Accounting Officer
                                           (Principal Financial and
                                           Accounting Officer)



/s/ Dale E. Stallkamp                      /s/ Gerald D. Bastian
---------------------                      ---------------------
Dale E. Stallkamp                          Gerald D. Bastian
Director                                   Vice President and Director



/s/ Randel I. Bichler                      /s/ Richard A. Mueller
---------------------                      ----------------------
Randel I. Bichler                          Richard A. Mueller
Director                                   Director



/s/ David Buesing
-----------------
David Buesing
Director