Form 10QSB
period 2002-03-31
WELLS FINANCIAL CORP
filed 2002-05-03
CIK 934739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended              March 31, 2002
                                        ----------------------------------------

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

The number of shares outstanding of each of the issuer's classes of common stock as of May 3, 2002:

                   Class                             Outstanding
                   -----                             -----------
 $.10 par value per share, common stock            1,193,492 Shares

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

Signatures

================================================================================

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Financial Condition
                      March 31, 2002 and December 31, 2001
                             (Dollars in Thousands)
                                   (Unaudited)

ASSETS
                                                              2002         2001
                                                           ---------    ---------
Cash, including interest-bearing accounts
     March 31, 2002 $39,135; December 31, 2001 $36,830     $  40,242    $  38,070
Certificates of deposit                                          200          200
Securities available for sale, at fair value                  23,922       15,863
Loans held for sale                                            3,540       10,155
Loans receivable, net                                        157,107      160,513
Accrued interest receivable                                    1,570        1,529
Foreclosed real estate                                           306          252
Premises and equipment                                         1,812        1,801
Other assets                                                   2,309        2,025
                                                           ---------    ---------
            TOTAL ASSETS                                   $ 231,008    $ 230,408
                                                           =========    =========

LIABILITIES AND STOCKHOLDERS'  EQUITY

LIABILITIES
   Deposits                                                $ 179,426    $ 180,999
   Borrowed funds                                             23,000       23,000
   Advances from borrowers for taxes and insurance             2,256        1,371
   Income taxes:
      Current                                                    432            -
      Deferred                                                 1,179        1,224
   Accrued interest payable                                      130           75
   Accrued expenses and other liabilities                        186          167
                                                           ---------    ---------
            TOTAL LIABILITIES                                206,609      206,836
                                                           ---------    ---------

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 500,000 shares
      Authorized; none outstanding                                 -            -
   Common stock, $.10 par value; authorized 7,000,000
      Shares; issued 2,187,500 shares                            219          219
   Additional paid-in capital                                 16,785       16,932
   Retained earnings, substantially restricted                22,436       21,792
   Accumulated other comprehensive income                        620          745
   Unearned ESOP shares                                         (123)        (155)
   Unearned compensation restricted stock awards                (111)        (128)
   Treasury stock, at cost, 994,008 shares at March
     31, 2002, and 1,022,399 shares at December 31, 2001     (15,427)     (15,833)
                                                           ---------    ---------
            TOTAL STOCKHOLDERS' EQUITY                        24,399       23,572
                                                           ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 231,008    $ 230,408
                                                           =========    =========

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                        Consolidated Statements of Income
                   Three Months Ended March 31, 2002 and 2001
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                   2002         2001
                                                               ----------   ----------
Interest and dividend income
   Loans receivable:
      First mortgage loans                                     $    2,375   $    3,007
      Consumer and other loans                                        786          899
   Investment securities and other
       interest bearing deposits                                      391          294
                                                               ----------   ----------
                    Total interest income                           3,552        4,200
                                                               ----------   ----------
Interest Expense
   Deposits                                                         1,389        2,048
   Borrowed funds                                                     307          401
                                                               ----------   ----------
                     Total interest expense                         1,696        2,449
                                                               ----------   ----------
                     Net interest income                            1,856        1,751
Provision for loan losses                                              23           15
                                                               ----------   ----------
     Net interest income after provision for
           loan losses                                              1,833        1,736
                                                               ----------   ----------
Noninterest income
   Gain on sale of loans originated for sale                          487          106
   Loan origination and commitment fees                               305          158
   Loan servicing fees                                                154          103
   Insurance commissions                                               80          103
   Fees and service charges                                           201          124
   Other                                                                8            7
                                                               ----------   ----------
                       Total noninterest income                     1,235          601
                                                               ----------   ----------
Noninterest expense
   Compensation and benefits                                          787          711
   Occupancy and equipment                                            233          219
   Data processing                                                    136          101
   Advertising                                                         46           47
   Other                                                              417          352
                                                               ----------   ----------
                  Total noninterest expense                         1,619        1,430
                                                               ----------   ----------
                  Income  before income taxes                       1,449          907
Income tax expense                                                    596          378
                                                               ----------   ----------
                   Net Income                                  $      853   $      529
                                                               ==========   ==========
Earnings  per share
   Basic                                                       $     0.73   $     0.45
                                                               ==========   ==========
   Diluted                                                     $     0.71   $     0.43
                                                               ==========   ==========

Weighted average number of common shares
  outstanding:
     Basic                                                      1,162,394    1,181,745
                                                               ==========   ==========
     Diluted                                                    1,194,997    1,230,211
                                                               ==========   ==========

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                   Three Months Ended March 31, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)




                                                         2002             2001
                                                       -------          -------
Net Income                                             $   853          $   529
Other comprehensive income:
   Unrealized appreciation (depreciation) on
   securities available for sale                          (212)              88
   Related deferred income taxes                            87              (36)
                                                       -------          -------
Comprehensive income                                   $   728          $   581
                                                       =======          =======


                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                        Three Months Ended March 31, 2002
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                      Accumu-      Unearned
                                                                      lated        Employee       Unearned
                                                                      Other         Stock       Compensation                 Total
                                             Additional               Compre-      Ownership     Restricted                  Stock-
                                    Common    Paid-In     Retained    hensive       Plan           Stock       Treasury     holders'
                                     Stock    Capital     Earnings    Income       shares          Awards        Stock       Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001          $  219   $ 16,932     $ 21,792     $ 745       $  (155)        $  (128)   $(15,833)    $ 23,572

Net income for the three
   months  ended  March 31, 2002         -          -          853         -             -               -           -          853

Net change in unrealized
   appreciation  on securities
   available for sale, net of
   related deferred taxes                -          -            -      (125)            -               -           -         (125)

Treasury stock purchases                 -          -            -         -             -               -        (172)        (172)

Options exercised                        -       (187)           -         -             -               -         578          391

Amortization of unearned
   compensation                          -          -            -         -             -              17           -           17

 Dividends on common stock               -          -         (209)        -             -               -           -         (209)

Allocated employee stock
   ownership plan shares                 -         40            -         -            32               -           -           72
                                 ---------------------------------------------------------------------------------------------------

Balance March 31, 2002              $  219   $ 16,785     $ 22,436     $ 620       $  (123)        $  (111)   $(15,427)    $ 24,399
                                 ===================================================================================================

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                     2002        2001
                                                                   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                      $    853    $    529
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Provision for loan losses                                         23          15
       (Gain) on the sale of loans originated for sale                 (487)       (106)
       Compensation on allocation of ESOP shares                         72          66
       Amortization of restricted stock awards                           17          31
       Write-down of foreclosed real estate                              23           -
       Deferred income taxes                                            (45)          8
       Depreciation and amortization on premises and equipment           58          69
       Amortization of deferred loan origination fees                   (40)        (16)
       Amortization of excess servicing fees, mortgage servicing
          rights and bond premiums and discounts                        120          67
       Loans originated for sale                                    (28,781)    (14,298)
       Proceeds from the sale of loans originated for sale           35,477      11,563
       Changes in assets and liabilities:
          Accrued interest receivable                                   (41)        183
          Other assets                                                   89         (36)
          Income taxes payable, current                                 432         306
          Accrued expenses and other liabilities                         74          77
                                                                   --------    --------
            Net cash provided by (used in) operating activities       7,844      (1,542)
                                                                   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Net decrease in loans                                       $  3,350    $  4,138
       Purchase of certificates of deposit                                -        (700)
       Purchase of securities available for sale                    (11,044)     (1,499)
       Proceeds from the maturities of certificates of deposit            -         100
       Proceeds from the maturities of securities available for sale  2,773       5,420
       Purchase of premises and equipment                               (69)        (58)
       Investment in foreclosed real estate                              (4)          -
                                                                   --------    --------

            Net cash provided by (used in) investing activities      (4,994)      7,401
                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase  (decrease) in deposits                        $ (1,573)   $  5,533
       Net increase in advances from borrowers
         for taxes and insurance                                        885         768
       Options exercised                                                391           -
       Repayments on borrowed funds                                       -      (8,000)
       Purchase of treasury stock                                      (172)     (1,357)
       Dividends on common stock                                       (209)       (191)
                                                                   --------    --------
            Net cash used in financing activities                      (678)     (3,247)
                                                                   --------    --------
    Net increase in cash and cash equivalents                         2,172       2,612

CASH AND CASH EQUIVALENTS:
   Beginning                                                         38,070       7,606
                                                                   --------    --------
   Ending                                                          $ 40,242    $ 10,218
                                                                   ========    ========

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                Consolidated Statements of Cash Flows (continued)
                   Three Months Ended March 31, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

                                                             2002       2001
                                                           -------    -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
     Interest on deposits                                  $ 1,334    $ 1,994
     Interest on borrowed funds                                307        422
     Income taxes                                               95         64
                                                           =======    =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
     Transfers from loans to foreclosed real estate        $    73    $     -
     Allocation of ESOP shares to participants                  32         34
     Net change in unrealized appreciation on
        securities available for sale                         (125)        52
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


NOTE 2.  REGULATORY CAPITAL

         The following table presents the Bank's regulatory capital amounts and percents at March 31, 2002 and December 31, 2001.

                                 March 31, 2002            December 31, 2001
                               Amount       Percent       Amount       Percent
------------------------------------------------------------------------------

Tier 1 (Core) Capital
     Required                $  9,014         4.00%      $ 9,052         4.00%
     Actual                    18,300         8.12%       18,474         8.16%
     Excess                     9,286         4.12%        9,422         4.16%

Risk-based Capital
     Required                  11,300         8.00%       11,403         8.00%
     Actual                    19,251        13.63%       19,425        13.63%
     Excess                     7,951         5.63%        8,022         5.63%

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

                                                    Number of Shares
                                                   Three months ended
                                                        March 31,
                                           ------------------ -----------------
                                                 2002               2001
                                           ------------------ -----------------
Basic EPS                                   1,162,394           1,181,745
Effect of dilutive securities:
   Stock options                               32,603              48,466
                                           ------------------ -----------------
Diluted EPS                                 1,194,997           1,230,211
                                           ================== =================


NOTE 4.  SELECTED FINANCIAL DATA

                                                                         For the three months ended
                                                                                   March 31,
                                                                               2002       2001
                                                                             -------------------
Return on assets
   (ratio of net income to average total assets) (1)                           1.48%      0.96%

Return on equity
   (ratio of net income to average equity) (1)                                14.18%      9.70%

Equity to assets ratio
   (ratio of average equity to average total assets)                          10.45%      9.94%

Net interest margin
   (ratio of net interest income to average interest earning assets) (1)       3.42%      3.31%

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

Comparison of Financial Condition at March 31, 2002 and December 31, 2001:

         Total assets increased by $600,000, from $230,408,000 at December 31, 2001 to $231,008,000 at March 31, 2002. Loans held for sale decreased by $6,615,000 from December 31, 2001 to March 31, 2002 as loans that were committed to be sold at the end of 2001 were delivered to the secondary market during the first quarter of 2002. Loans receivable decreased by $3,406,000 during the first quarter of 2002 due to the continued refinance market. Due to lower interest rates on residential mortgages management continued to sell to the secondary market the majority of the residential mortgage loans that were originated during the first quarter of 2002. Included in the loans that were originated and sold during the quarter were loans from the Company's mortgage loan portfolio that were refinanced resulting in the decrease in loans receivable. Cash received from the sale of loans held for sale was used to purchase securities resulting in a $8,059,000 increase in securities available for sale during the quarter.

         In accordance with the Bank's internal classification of assets policy, management evaluates the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions. As of March 31, 2002 and December 31, 2001 the balances in the allowance for loan losses and the allowance for loan losses as a percentage of total loans were $951,000 and $952,000 and 0.59% and 0.56%, respectively.

         Activity in the Company's allowance for loan losses for the three months ended March 31, 2002 and 2001 is summarized as follows:

                                      2002             2001
                                 ----------------------------

Balance on January 1,             $  951,862       $  833,248
  Provision for loan losses           22,500           15,000
  Charge-offs                        (29,472)         (12,568)
  Recoveries                           5,862            5,248
                                 -----------      -----------
Balance on March 31,              $  950,752       $  840,928
                                 ===========      ===========


         Loans on which the accrual of interest has been discontinued amounted to $455,000 and $408,000 at March 31, 2002 and December 31, 2001, respectively. The effect of nonaccrual loans was not significant to the results of operations. The Company includes all loans considered impaired under FASB Statement No. 114 in nonaccrual loans. The amount of impaired loans was not material at March 31, 2002 and December 31, 2001.

         Liabilities decreased by $227,000 from $206,836,000 at December 31, 2001 to $206,609,000 at March 31, 2002. This decrease is primarily due to a decrease of $1,573,000 in deposits being partially offset by a $885,000 increase in advances from borrowers for taxes and insurance and a $432,000 increase in current income taxes payable.

         Equity increased by $827,000 from $23,572,000 at December 31, 2001 to $24,399,000 at March 31, 2002. The increase in equity was primarily the result of net income for the first three months of 2002 of $853,000 and an increase in equity of $391,000 which resulted from the exercise of 39,177 options being partially offset by the payment of $209,000 in cash dividends and by a $125,000 decrease in accumulated other comprehensive income. On April 16, 2002, the Board of Directors of the Company declared a $0.18 per share cash dividend to be paid on May 13, 2002 to the stockholders of record on April 30, 2002. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2002 and March 31, 2001.

         Net Income. Net income increased by $324,000, or 61.2% for the quarter ended March 31, 2002 when compared to the same quarter during 2001. The increase in net income was primarily due to increases of $634,000 and $105,000 in noninterest income and net interest income, respectively, for first quarter of 2002 when compared to the same period in 2001. These increases were partially offset by increases of $189,000 in noninterest expense for the first quarter of 2002 when compared to the same quarter in 2001.

         Interest Income. Interest income decreased by $648,000, or 15.4% for the quarter ended March 31, 2002 when compared to the same period in 2001. During the first three months of 2002 the average amount in the Company's loan portfolio was less than the average amount during the first three months of 2001. This is the primary reason for the decrease in interest income.

         Interest Expense. Total interest expense decreased by $753,000, or 30.1%, for the quarter ended March 31, 2002 when compared to the same quarter in 2001. The decrease in interest expense was primarily the result of the downward repricing of the Company's deposits due to lower market interest rates and a decrease in the average amount of borrowed funds during the first quarter of 2002 when compared to the first quarter of 2001.

         Net Interest income. Net interest income increased by $105,000, or 6.0%, for the three month period ended March 31, 2002 when compared to the same period in 2001 due to the changes in interest income and interest expense described above.

         Provision for loan losses. The provision for loan losses increased by $8,000 for the quarter ended March 31, 2002 when compared to the same period in 2001. Management evaluates the quality of the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan loss. Classified loans were 1.0% and 1.08% of total loans at March 31, 2002 and December 31, 2001, respectively. Nonaccrual loans were $455,000 and $408,000 at March 31, 2002 and December 31, 2001, respectively. The provision reflects management's monitoring of the allowance for loan losses in relation to the size and quality of the loan portfolio and adjusts the provision for loan losses to adequately provide for loan losses. Management determines the amounts of the allowance for loan losses in a systematic manner that includes self-correcting policies that adjust loss estimation methods on a periodic basis. While the Company maintains its allowance for loan losses at a level that is considered to be adequate to provide for potential losses, there can be no assurance that further additions will not be made to the loss allowance and that losses will not exceed estimated amounts.

         Noninterest Income. Noninterest income increased by $634,000, or 105%, for the three month period ended March 31, 2002 when compared to the same period in 2001 primarily due to increases in the gain on sale of loans originated for sale and loan origination and commitment fees. Due to low interest rates on residential mortgage loans during the first three months of 2002, the Company sold to the secondary market a larger volume of loans during that period when compared to the same period in 2001, resulting in increases in the gain on sale of loans originated for sale and loan origination and commitment fees recognized immediately in income.

         Noninterest Expense. Noninterest expense increased by $189,000, or 13.2%, for the three months ended March 31, 2002 when compared to the same period during 2001 primarily due to an increase in compensation and benefits and to an increase in other noninterest expense. The increase in compensation and benefits resulted from annual compensation adjustments and increases in commissions paid to loan officers for the origination of loans. Also affecting compensation and benefits was an increase in the Employee Stock Ownership Plan expense that resulted from the appreciation of the Company's stock. The increase in other noninterest expense resulted primarily from an increase in the amortization of mortgage servicing rights.

         Income Tax Expense. Income tax expense increased by $218,000 for the three month period ended March 31, 2002 when compared to the same period in 2001. This increase is proportionate to the increase in income before income taxes for the quarter ended March 31, 2002 when compared to the same period in 2001.

         Non-performing Assets. The following table sets forth the amounts and categories of non-performing assets at March 31, 2002 and December 31, 2001.

                                               March 31, 2002  December 31, 2001
                                               --------------  -----------------
                                                    (Dollars in Thousands)
Non-accruing loans
    One to four family real estate                  $  228          $  194
    Agricultural real estate                             -               -
    Commercial                                           -               -
    Consumer                                           227             214
                                                    ------          ------
Total                                               $  455          $  408
                                                    ------          ------

Accruing loans which are contractually
past due 90 days or more
    One to four family real estate                  $  376          $  224
    Commercial real estate                               -               -
                                                    ------          ------
Total                                               $  376          $  224
                                                    ------          ------

Total non-accrual and accruing loans
past due 90 days or more                            $  831          $  632
                                                    ======          ======

Repossessed and non-performing assets
    Repossessed property                            $  306          $  252
    Other non-performing assets                          -               -
                                                    ------          ------
Total repossessed and non-performing assets         $  306          $  252
                                                    ------          ------

Total non-performing assets                         $1,137          $  884
                                                    ======          ======

Total non-accrual and accruing loans
past due 90 days or more to net loans                 0.53%           0.39%
                                                    ======          ======

Total non-accrual and accruing loans
past due 90 days or more to total assets              0.36%           0.27%
                                                    ======          ======

Total nonperforming assets to total assets            0.49%           0.38%
                                                    ======          ======

         Financial Standards Board Statement No. 114, Accounting by Creditors for Impairment of a Loan, and Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, require that impaired loans within the scope of these Statements be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate; or as a practical expedient, either at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. At March 31, 2002 and December 31, 2001, the value of loans that would be classified as impaired under these Statements is considered to be immaterial.

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

         On December 21, 2000, the Company approved a stock buy back program in which up to 125,000 shares of the common stock of the Company could be acquired. During the first three months of 2002 the Company completed this buy back program.

         The Company paid a cash dividend of $0.18 per share on February 15, 2002. On April 16, 2002 the Company declared a cash dividend of $0.18 per share payable on May 13, 2002 to stockholders of record on April 30, 2002. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

         Savings institutions like the Bank are required to meet prescribed regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. At March 31, 2002, the Bank exceeded all current capital requirements.

         The Office of Thrift Supervision (OTS) has adopted a core capital requirement for savings institutions comparable to the requirement for national banks. The OTS core capital requirement for the Bank is 4% of adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 8.12% at March 31, 2002.

                     WELLS FINANCIAL CORP. and SUBSIDIARIES
                                 March 31, 2002

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



WELLS FINANCIAL CORP.




By:  /s/ Lonnie R. Trasamar                                 Date:    May 3, 2002
     -----------------------------------------------------           -----------
     Lonnie R. Trasamar
     President and Chief Executive Officer


By:  /s/ James D. Moll                                      Date:    May 3, 2002
     -----------------------------------------------------           -----------
     James D. Moll
     Treasurer and Principal Financial & Accounting Officer