Form 10QSB
period 2002-06-30
WELLS FINANCIAL CORP
filed 2002-08-06
CIK 934739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended              June 30, 2002

or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    -------------

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

                                       N/A
 -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check by |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

The number of shares outstanding of each of the issuer's classes of common stock as of August 7, 2002:

                         Class                          Outstanding
                         -----                          -----------
         $.10 par value per share, common stock       1,198,994 Shares

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

         Signatures

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Financial Condition
                       June 30, 2002 and December 31, 2001
                             (Dollars in Thousands)
                                   (Unaudited)

ASSETS
                                                                       2002                 2001
                                                                -----------------      ----------------

Cash, including interest-bearing accounts
     June 30, 2002 $34,261; December 31, 2001 $36,830                $     35,434           $    38,070
Certificates of deposit                                                       200                   200
Securities available for sale, at fair value                               25,579                15,863
Loans held for sale                                                         3,379                10,155
Loans receivable, net                                                     155,640               160,513
Accrued interest receivable                                                 1,982                 1,529
Foreclosed real estate                                                        171                   252
Premises and equipment                                                      1,816                 1,801
Other assets                                                                2,402                 2,025
                                                                -----------------      ----------------
            TOTAL ASSETS                                             $    226,603           $   230,408
                                                                =================      ================

LIABILITIES AND STOCKHOLDERS'  EQUITY

LIABILITIES
   Deposits                                                          $    175,207           $   180,999
   Borrowed funds                                                          23,000                23,000
   Advances from borrowers for taxes and insurance                          1,340                 1,371
   Income taxes:
      Curent                                                                   89                     -
      Deferred                                                              1,295                 1,224
   Accrued interest payable                                                   185                    75
   Accrued expenses and other liabilities                                     252                   167
                                                                -----------------      ----------------
            TOTAL LIABILITIES                                             201,368               206,836
                                                                -----------------      ----------------

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 500,000 shares
      Authorized; none outstanding                                              -                     -
   Common stock, $.10 par value; authorized 7,000,000
      Shares; issued 2,187,500 shares                                         219                   219
   Additional paid-in capital                                              16,881                16,932
   Retained earnings, substantially restricted                             22,909                21,792
   Accumulated other comprehensive income                                     754                   745
   Unearned ESOP shares                                                       (92)                 (155)
   Unearned compensation restricted stock awards                              (94)                 (128)
 Treasury stock, at cost, 988,506 shares at June 30, 2002,
      and 1,022,399 shares at December 31, 2001                           (15,342)              (15,833)
                                                                -----------------      ----------------
            TOTAL STOCKHOLDERS' EQUITY                                     25,235                23,572
                                                                -----------------      ----------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $    226,603           $   230,408
                                                                ==================     ================


                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended                      Six Months Ended
                                                                June 30,                               June 30,
                                                  -------------------------------------  --------------------------------------
                                                         2002               2001                 2002                2001
                                                  ------------------  -----------------   -------------------  ----------------
Interest and dividend income
   Loans receivable:
      First mortgage loans                               $    2,323         $     2,955          $     4,698         $    5,962
      Consumer and other loans                                  780                 890                1,566              1,789
   Investment securities and other
       interest bearing deposits                                420                 250                  811                544
                                                    ----------------  ------------------  -------------------  -----------------
                  Total interest income                       3,523               4,095                7,075              8,295
                                                    ----------------  ------------------  -------------------  -----------------
Interest Expense
   Deposits                                                   1,290               1,874                2,679              3,922
   Borrowed funds                                               310                 322                  617                723
                                                    ----------------  ------------------  -------------------  -----------------
                  Total interest expense                      1,600               2,196                3,296              4,645
                                                    ----------------  ------------------  -------------------  -----------------
                  Net interest income                         1,923               1,899                3,779              3,650
Provision for loan losses                                         -                  45                   23                 60
                                                    ----------------  ------------------  -------------------  -----------------
     Net interest income after provision for
       loan losses                                            1,923               1,854                3,756              3,590
                                                    ----------------  ------------------  -------------------  -----------------
Noninterest income
   Gain  on sale of loans originated for sale                   268                 180                  755                286
   Loan origination and commitment fees                         195                 361                  500                519
   Loan servicing fees                                          165                 109                  319                212
   Insurance commissions                                        100                  96                  180                199
   Fees and service charges                                     201                 160                  402                284
   Other                                                         26                   5                   34                 12
                                                    ----------------  ------------------  -------------------  -----------------
                  Total non-interest income                     955                 911                2,190              1,512
                                                    ----------------  ------------------  -------------------  -----------------
Noninterest expense
   Compensation and benefits                                    882                 773                1,669              1,484
   Occupancy and equipment                                      215                 231                  448                450
   Data processing                                              101                  96                  237                197
   Advertising                                                   54                  44                  100                 91
   Other                                                        428                 387                  845                739
                                                    ----------------  ------------------  -------------------  -----------------
                  Total non-interest expense                  1,680               1,531                3,299              2,961
                                                    ----------------  ------------------  -------------------  -----------------
                  Income before taxes                         1,198               1,234                2,647              2,141

Income tax expense                                              514                 519                1,110                897
                                                    ----------------  ------------------  -------------------  -----------------
                  Net Income                             $      684         $       715          $     1,537         $    1,244
                                                    ================  ==================  ===================  =================
Earnings  per share
      Basic earnings per share                           $     0.58         $      0.63          $      1.31         $     1.07
                                                    ================  ==================  ===================  =================
      Diluted earnings per  share                        $     0.56         $      0.60          $      1.27         $     1.03
                                                    ================  ==================  ===================  =================

Weighted average number of common shares outstanding:
           Basic                                          1,179,732           1,135,847            1,172,861          1,161,299
                                                    ================  ==================  ===================  =================
           Diluted                                        1,214,891           1,183,136            1,210,548          1,209,177
                                                    ================  ==================  ===================  =================

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                             (Dollars in Thousands)
                                   (Unaudited)

                                                            Three Months Ended                Six Months Ended
                                                                 June 30,                         June 30,
                                                     -------------------------------    -------------------------------
                                                        2002              2001              2002              2001
                                                     ------------     --------------    -------------     -------------
   Net Income                                            $   684            $  715         $  1,537          $  1,244

   Other comprehensive income:
      Unrealized appreciation (depreciation) on
        securities available for sale                        227                69               15               157
      Related deferred income taxes                          (93)              (28)              (6)              (64)
                                                     -----------     -------------    -------------     -------------
   Comprehensive income                                  $   818            $  756         $  1,546          $  1,337
                                                     ===========     =============    =============     =============


                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                         Six Months Ended June 30, 2002
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                  Unearned
                                                                                  Employee    Unearned
                                                                  Accumulated       Stock   Compensation
                                            Additional               Other        Ownership  Restricted                   Total
                                  Common     Paid-In    Retained Comprehensive      Plan        Stock      Treasury   Stockholders'
                                   Stock     Capital    Earnings    Income         Shares      Awards        Stock        Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001        $  219     $ 16,932   $ 21,792     $  745       $ (155)     $ (128)     $(15,833)       $ 23,572

Net income for the six months
   ended June 30, 2002                 -            -      1,537          -            -           -             -           1,537

Net change in unrealized
   appreciation  on securities
   available for sale, net of
   related deferred taxes              -            -          -          9            -           -             -               9

Treasury stock purchases               -            -          -          -            -           -          (172)           (172)

Options exercised                      -         (267)         -          -            -           -           663             396

Tax benefit related to
   exercised options                   -          128          -          -            -           -             -             128

Amortization of unearned
   compensation                        -            -          -          -            -          34             -              34

 Dividends on common stock             -            -       (420)         -            -           -             -            (420)

Allocated employee stock
   ownership plan shares               -           88          -          -           63           -             -             151
                                 -------------------------------------------------------------------------------------------------

Balance June 30, 2002             $  219     $ 16,881   $ 22,909     $  754       $  (92)     $  (94)     $(15,342)       $ 25,235
                                 =================================================================================================


                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                      Consolidated Statements of Cash Flow
                     Six Months Ended June 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)



                                                                                 2002                     2001
                                                                        --------------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                $       1,537            $       1,244
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Provision for loan losses                                                      23                       60
         (Gain) on the sale of loans originated for sale                              (755)                    (286)
         Compensation on allocation of ESOP shares                                     151                      131
         Amortization of restricted stock awards                                        34                       61
         Tax benefit from exercised options                                            128                        -
         Gain on the sale of foreclosed real estate                                     (7)                       -
         Write-down of foreclosed real estate                                           30                        -
         Deferred income taxes                                                          71                       53
         Depreciation and amortization on premises and equipment                       115                      126
         Amortization of deferred loan origination fees                                (70)                     (31)
         Amortization of excess servicing fees, mortgage servicing rights and
            bond premiums and discounts                                                258                      148
         Loans originated for sale                                                 (48,807)                 (38,688)
         Proceeds from the sale of loans originated for sale                        55,690                   34,943
         Changes in assets and liabilities:
            Accrued interest receivable                                               (453)                       5
            Other assets                                                                13                     (437)
            Income taxes payable, current                                               89                     (119)
            Accrued expenses and other liabilities                                     195                      185
                                                                        ------------------       ------------------
               Net cash provided by (used in) operating activities                   8,242                   (2,605)
                                                                        ------------------       ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net decrease in loans                                                   $       4,762            $       5,075
     Purchase of certificates of deposit                                                 -                   (1,300)
     Purchase of securities available for sale                                     (15,302)                  (2,249)
     Proceeds from the maturities of certificates of deposit                             -                    1,300
     Proceeds from the maturities of securities available for sale                   5,595                    6,326
     Proceeds from the sale and redemption of foreclosed real estate                   220                        -
     Purchase of premises and equipment                                               (130)                    (144)
     Investment in foreclosed real estate                                               (4)                       -
                                                                        ------------------       ------------------
               Net cash provided by (used in) investment activities                 (4,859)                   9,008
                                                                        ------------------       ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase  (decrease) in deposits                                 $      (5,792)           $       6,896
        Net increase (decrease) in advances from borrowers
           for taxes and insurance                                                     (31)                      69
        Options exercised                                                              396                      121
        Repayments of borrowed funds                                                     -                  (10,500)
        Purchase of treasury stock                                                    (172)                  (1,894)
        Dividends on common stock                                                     (420)                    (374)
                                                                        ------------------       ------------------
               Net cash (used in) financing activities                              (6,019)                  (5,682)
                                                                        ------------------       ------------------
      Net increase (decrease) in cash and cash equivalents                          (2,636)                     721

CASH:
   Beginning                                                                        38,070                    7,606
                                                                        ------------------       ------------------
   Ending                                                                    $      35,434            $       8,327
                                                                        ==================       ==================


                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                Consolidated Statements of Cash Flow (continued)
                     Six Months Ended June 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                2002                      2001
                                                                            -----------------      --------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
     Interest on deposits                                                       $      2,569             $       3,801
     Interest on borrowed funds                                                          617                       754
     Income taxes                                                                        801                       964
                                                                            =================      ====================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FIANNCING ACTIVITIES:
     Transfers from loans to foreclosed real estate                             $        158             $          26
     Allocation of ESOP shares to participants                                            63                        68
     Net change in unrealized appreciation on securities available for sale                9                        93
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


NOTE 2.  REGULATORY CAPITAL

         The following table presents the Bank's regulatory capital amounts and percents at June 30, 2002 and December 31, 2001.


                                    June 30, 2002            December 31, 2001
                                Amount      Percent        Amount        Percent
     ---------------------------------------------------------------------------
                                            (Dollars in Thousands)
     Tier 1 (Core) Capital
          Required         $   8,824         4.00%    $    9,052         4.00%
          Actual              19,088         8.65%        18,474         8.16%
          Excess              10,264         4.65%         9,422         4.16%

     Risk-based Capital
          Required            11,348         8.00%        11,403         8.00%
          Actual              20,019        14.11%        19,425        13.63%
          Excess               8,671         6.11%         8,022         5.63%

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


                                                            Number of Shares
                                       Three months ended June 30,      Six months ended June 30,
                                   ---------------------------------------------------------------
                                       2002               2001          2002              2001
                                   -------------------------------   -----------------------------
Basic EPS                          1,179,732          1,135,847      1,172,861        1,161,299
Effect of dilutive securities:
   Stock options                      35,159             47,289         37,687           47,878
                                   -------------------------------   -----------------------------
Diluted EPS                        1,214,891          1,183,136      1,210,548        1,209,177
                                   ===============================   =============================



NOTE 4.  SELECTED FINANCIAL DATA

                                                                              For the six months ended
                                                                                      June 30,
                                                                              2002               2001
                                                                         -----------------------------------
Return on assets
   (ratio of net income to average total assets) (1)                              1.34%           1.14%

Return on equity
   (ratio of net income to average equity) (1)                                   12.57%          11.45%

Equity to assets ratio
   (ratio of average equity to average total assets)                             10.67%           9.93%

Net interest margin
   (ratio of net interest income to average interest earning assets) (1)          3.48%           3.48%

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

Comparison of Financial Condition at June 30, 2002 and December 31, 2001:

         Total assets decreased by $3,805,000, from $230,408,000 at December 31, 2001 to $226,603,000 at June 30, 2002. Loans held for sale decreased by $6,776,000 from December 31, 2001 to June 30, 2002 as loans that were committed to be sold at the end of 2001 were delivered to the secondary market during the first half of 2002. Loans receivable decreased by $4,873,000 during the first half of 2002 due to the continued refinance market. Due to lower interest rates on residential mortgages, management continued to sell to the secondary market the majority of the residential mortgage loans that were originated during the first half of 2002. Included in the loans that were originated and sold during the first half of 2002 were loans from the Company's mortgage loan portfolio that were refinanced resulting in the decrease in loans receivable. Cash received from the decrease in the loan portfolio was used to purchase securities resulting in a $9,716,000 increase in securities during the first six months of 2002.

         In accordance with the Bank's internal classification of assets policy, management evaluates the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions. As of June 30, 2002 and December 31, 2001 the balances in the allowance for loan losses and the allowance for loan losses as a percentage of total loans were $932,000 and $952,000 and 0.59% and 0.56%, respectively.

         Activity in the Company's allowance for loan losses for the six months ended June 30, 2002 and 2001 is summarized as follows:

                                       2002               2001
                                  --------------------------------

Balance on January 1,              $  951,862         $  833,248

 Provision for loan losses             22,500             60,000

 Charge-offs                          (56,598)           (24,078)

 Recoveries                            13,999             10,363
                                  -------------      -------------
Balance on June 30,                $  931,763         $  879,533
                                  =============      =============

         Loans on which the accrual of interest has been discontinued amounted to $448,000 and $408,000 at June 30, 2002 and December 31, 2001, respectively. The effect of nonaccrual loans was not significant to the results of operations. The Company includes all loans considered impaired under FASB Statement No. 114 in nonaccrual loans. The amount of impaired loans was not material at June 30, 2002 and December 31, 2001.

         Liabilities decreased by $5,468,000 from $206,836,000 at December 31, 2001 to $201,368,000 at June 30, 2002. This decrease is primarily due to a $5,792,000 decrease in deposits.

         Equity increased by $1,663,000 from $23,572,000 at December 31, 2001 to $25,235,000 at June 30, 2002. The increase in equity was primarily the result of net income for the first half of 2002 of $1,537,000 and an increase in equity of $396,000 which resulted from the exercise of 49,480 options being partially offset by the payment of $420,000 in cash dividends and by the purchase of 8,860 shares of treasury stock at a cost of $172,000. On July 23, 2002, the Board of Directors of the Company declared a $0.18 per share cash dividend to be paid on August 15, 2002 to the stockholders of record on August 2, 2002. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

Comparison of Operating Results for the Three and Six-Month Periods Ended June 30, 2002 and June 30, 2001.

         Net Income. Net income decreased by $31,000, or 4.3% for the three-month period ended June 30, 2002 when compared to the same period during 2001. The decrease in net income was primarily due to increases in net interest income and noninterest income being offset by an increase in noninterest expense for the second quarter of 2002 when compared to the second quarter of 2001.

         Net income for the six months ended June 30, 2002 increased by $293,000, or 23.6%, when compared to the first six months of 2001. This increase in net income was primarily the result of increases of $678,000 and $129,000 in noninterest income and net interest income, respectively, being partially offset by a $338,000 increase in noninterest expense.

         Interest Income. Interest income decreased by $572,000 and $1,220,000, or 14.0% and 14.7%, for the three and six month periods ended June 30, 2002, respectively, when compared to the same periods in 2001 primarily due to decreases in interest income from the Company's loan portfolio. The decrease in interest income from the Company's loan portfolio resulted from a decrease in the average amount of loans receivable during the first half of 2002 when compared to the same period in 2001. Partially offsetting the decrease in interest income from the loan portfolio was an increase in interest income from investments.

         Interest Expense. Total interest expense decreased by $596,000 and $1,349,000, or 27.1% and 29.0%, for the quarter and six months ended June 30, 2002 when compared to the same periods in 2001. The decrease in interest expense was primarily the result of the downward repricing of the Company's deposits due to lower market interest rates and a decrease in the average amount of borrowed funds during the first half of 2002 when compared to the first half of 2001.

         Net Interest income. Net interest income increased by $24,000 and $129,000, or 1.3% and 3.5%, for the three and six-month periods ended June 30, 2002, respectively, when compared to the same periods in 2001 due to the changes in interest income and interest expense described above.

         Provision for loan losses. The provision for loan losses decreased by $45,000 and $37,000 for the quarter and six months ended June 30, 2002 when compared to the same periods in 2001. Management evaluates the quality of the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan loss. Classified loans were 1.1% and 1.08% of total loans at June 30, 2002 and December 31, 2001, respectively. Nonaccrual loans were $448,000 and $408,000 at June 30, 2002 and December 31, 2001, respectively. The provision reflects management's monitoring of the allowance for loan losses in relation to the size and quality of the loan portfolio and adjusts the provision for loan losses to adequately provide for loan losses. Management determines the amounts of the allowance for loan losses in a systematic manner that includes self-correcting policies that adjust loss estimation methods on a periodic basis. While the Company maintains its allowance for loan losses at a level that is considered to be adequate to provide for potential losses, there can be no assurance that further additions will not be made to the loss allowance and that losses will not exceed estimated amounts.

         Noninterest Income. Noninterest income increased by $44,000 and $678,000, or 4.8% and 44.8%, for the three and six-month periods ended June 30, 2002, respectively, when compared to the same periods in 2001 primarily due to increases in the gain on sale of loans originated for sale and loan origination and commitment fees. Due to low interest rates on residential mortgage loans during the first half of 2002, the Company sold to the secondary market a larger volume of loans during that period when compared to the same period in 2001, resulting in increases in the gain on sale of loans originated for sale and loan origination and commitment fees recognized immediately in income.

         Noninterest Expense. Noninterest expense increased by $149,000 and $338,000, or 9.7% and 11.4%, for the three and six-months ended June 30, 2002, respectively, when compared to the same periods during 2001 primarily due to increases in other noninterest expense and in compensation and benefits. The increase in other noninterest expense was primarily due to an increase in the amortization of mortgage servicing rights. The increase in compensation and benefits resulted from annual compensation adjustments and increases in commissions paid to loan officers for the origination of loans. Also affecting compensation and benefits was an increase in the Employee Stock Ownership Plan expense that resulted from the appreciation of the Company's stock.

         Income Tax Expense. Income tax expense decreased by $5,000 and increased by $213,000 for the three and six-month periods ended June 30, 2002, respectively, when compared to the same periods in 2001. These changes are proportionate to the change in income before income taxes for the quarter and six months ended June 30, 2002 when compared to the same periods in 2001.

     Non-performing Assets. The following table sets forth the amounts and categories of non-performing assets at June 30, 2002 and December 31, 2001.


                                             June 30, 2002    December 31, 2001
                                           -------------------------------------
                                                     (Dollars in Thousands)
Non-accruing loans
    One to four family real estate             $       413         $        194
    Agricultural real estate                             -                    -
    Commercial                                           -                    -
    Consumer                                            35                  214
                                           ---------------     ----------------
Total                                          $       448         $        408
                                           ---------------     ----------------

Accruing loans which are contractually
past due 90 days or more
    One to four family real estate             $        99         $        224
    Commercial real estate                               -                    -
                                           ---------------     ----------------
Total                                          $        99         $        224
                                           ---------------     ----------------


Total non-accrual and accruing loans
past due 90 days or more                       $       547         $        632
                                           ===============     ================

Repossessed and non-performing assets
   Repossessed property                        $       171         $        252
   Other non-performing assets                           -                    -
                                           ---------------     ----------------
Total repossessed and non-performing assets    $       171         $        252
                                           ---------------     ----------------

Total non-performing assets                    $       718         $        884
                                           ===============     ================

Total non-accrual and accruing loans
past due 90 days or more to net loans                 0.35%                0.39%
                                           ===============     ================

Total non-accrual and accruing loans
past due 90 days or more to total assets              0.24%                0.27%
                                           ===============     ================

Total nonperforming assets to total assets            0.32%                0.38%
                                           ===============     ================

         Financial Standards Board Statement No. 114, Accounting by Creditors for Impairment of a Loan, and Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, require that impaired loans within the scope of these Statements be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate; or as a practical expedient, either at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. At June 30, 2002 and December 31, 2001, the value of loans that would be classified as impaired under these Statements is considered to be immaterial.

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

         The Company paid a cash dividend of $0.18 per share on February 15, 2002 and May 13, 2002. On July 23, 2002 the Company declared a cash dividend of $0.18 per share payable on August 15, 2002 to stockholders of record on August 2, 2002. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

         Savings institutions like the Bank are required to meet prescribed regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. At June 30, 2002, the Bank exceeded all current capital requirements.

         The Office of Thrift Supervision (OTS) has adopted a core capital requirement for savings institutions comparable to the requirement for national banks. The OTS core capital requirement for the Bank is 4% of adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 8.65% at June 30, 2002.

         During the second quarter of 2002 the Bank entered into agreements to purchase a tract of land and to construct a full service bank facility that will replace the Bank's office currently located in the Madison East Center, Mankato, Minnesota. Total cost for this project, including land, building and equipment, is estimated at $1.3 million. Completion of this project is scheduled for December 2002.

                     WELLS FINANCIAL CORP. and SUBSIDIARIES
                                  June 30, 2002

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


Item 1.           Legal Proceedings
                  -----------------
                  None

Item 2.           Changes in Securities
                  ---------------------
                  None

Item 3.           Defaults upon Senior Securities
                  -------------------------------
                  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  The Annual Meeting of Stockholders of the Company was held on April 17, 2002 at 4:00 p.m. The Meeting was for the purpose of the election of two directors for terms to expire in 2005.

                  The following is a record of the votes cast in the election of directors of the Company:

                                           For           Withheld
                                        ---------        --------
                  Randel I. Bichler     1,099,327         11,900
                  Dale E. Stallkamp     1,103,627           7,600

                  Accordingly, Randel I. Bichler and Dale E. Stallkamp were declared to be duly elected directors of the Company for terms to expire as stated above.

                  The following Directors continued in office - Lawrence H. Kruse, Gerald D. Bastian, Richard Mueller and David Buesing.


Item 5.           Other information
                  -----------------
                  None

Item 6.           Exhibits and Reports of Form 8-K
                  --------------------------------
                  a.  Exhibits:  99.1 Certification

                  b.  No reports on Form 8-K were filed

--------------------------------------------------------------------------------

No other information is required to be filed under Part II of the form

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



WELLS FINANCIAL CORP.




By:  /s/ Lonnie R. Trasamar                         Date:    August 6, 2002
     ----------------------                                  --------------
     Lonnie R. Trasamar
     President and Chief Executive Officer


By:  /s/ James D. Moll                              Date:    August 6, 2002
     -----------------                                       --------------
     James D. Moll
     Treasurer and Principal Financial & Accounting Officer