Form 10QSB
period 2002-09-30
WELLS FINANCIAL CORP
filed 2002-11-01
CIK 934739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended              September 30, 2002
                                        ----------------------------------------
or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission File Number 0-25342

                              Wells Financial Corp.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

          Minnesota                                         41-1799504
----------------------------------                      -------------------
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

                                       N/A
              (Former name, former address and former fiscal year,
             ------------------------------------------------------
                         if changed since last report)

Indicate by check by |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

The number of shares outstanding of each of the issuer's classes of common stock as of November 1, 2002:

                  Class                                         Outstanding
                  -----                                         -----------
$.10 par value per share, common stock                       1,203,069 Shares

================================================================================

                      WELLS FINANCIAL CORP. and SUBSIDIARY

                                [OBJECT OMITTED]



                                   FORM 10-QSB
                                      INDEX



         PART I - FINANCIAL INFORMATION:                                    Page
         -------------------------------                                    ----


         Item 1.  Consolidated Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition               1
                  Consolidated Statements of Income                            2
                  Consolidated Statements of Comprehensive Income              3
                  Consolidated Statement of Stockholders' Equity               4
                  Consolidated Statements of Cash Flows                      5-6
                  Notes to Consolidated Financial Statements                 7-8



         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             9-14

         Item 3.  Controls and Procedures                                     15

         PART II - OTHER INFORMATION
         ---------------------------

         Item 1.  Legal Proceedings                                           16

         Item 2.  Changes in Securities                                       16

         Item 3.  Defaults upon Senior Securities                             16

         Item 4.  Submission of Matters to a Vote of Security Holders         16

         Item 5.  Other Information                                           16

         Item 6.  Exhibits and Reports on Form 8-K                            16

         Signatures

================================================================================

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Financial Condition
                    September 30, 2002 and December 31, 2001
                             (Dollars in Thousands)
                                   (Unaudited)

ASSETS
                                                                 2002         2001
                                                              ---------    ---------
Cash, including interest-bearing accounts
  September 30, 2002 $27,425; December 31, 2001 $36,830       $  28,660    $  38,070
Certificates of deposit                                             200          200
Securities available for sale, at fair value                     21,906       15,863
Loans held for sale                                              12,533       10,155
Loans receivable, net                                           155,233      160,513
Accrued interest receivable                                       1,779        1,529
Foreclosed real estate                                              237          252
Premises and equipment                                            2,189        1,801
Other assets                                                      2,550        2,025
                                                              ---------    ---------
TOTAL ASSETS                                                  $ 225,287    $ 230,408
                                                              =========    =========

LIABILITIES AND STOCKHOLDERS'  EQUITY

LIABILITIES
   Deposits                                                   $ 172,418    $ 180,999
   Borrowed funds                                                23,000       23,000
   Advances from borrowers for taxes and insurance                1,841        1,371
   Income taxes:
      Current                                                        --           --
      Deferred                                                    1,305        1,224
   Accrued interest payable                                         227           75
   Accrued expenses and other liabilities                           532          167
                                                              ---------    ---------
            TOTAL LIABILITIES                                   199,323      206,836
                                                              ---------    ---------

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 500,000 shares
      Authorized; none outstanding                                   --           --
   Common stock, $.10 par value; authorized 7,000,000
      Shares; issued 2,187,500 shares                               219          219
   Additional paid-in capital                                    16,954       16,932
   Retained earnings, substantially restricted                   23,544       21,792
   Accumulated other comprehensive income                           745          745
   Unearned ESOP shares                                             (60)        (155)
   Unearned compensation restricted stock awards                   (159)        (128)
   Treasury stock, at cost, 984,431 shares at September 30,
      2002, and 1,022,399 shares at December 31, 2001           (15,279)     (15,833)
                                                              ---------    ---------
            TOTAL STOCKHOLDERS' EQUITY                           25,964       23,572
                                                              ---------    ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 225,287    $ 230,408
                                                              =========    =========

                (See Notes to Consolidated Financial Statements)

                                      WELLS FINANCIAL CORP. and SUBSIDIARY
                                        Consolidated Statements of Income
                                  (Dollars in thousands, except per share data)
                                                   (Unaudited)

                                                            Three Months Ended      Nine Months Ended
                                                              September 30,           September 30,
                                                        ------------------------  -----------------------
                                                            2002         2001         2002         2001
                                                        ----------   ----------   ----------   ----------
Interest and dividend income
   Loans receivable:
      First mortgage loans                              $    2,253   $    2,948   $    6,951   $    8,910
      Consumer and other loans                                 829          913        2,395        2,702
   Investment securities and other
       interest bearing deposits                               387          268        1,198          812
                                                        ----------   ----------   ----------   ----------
                    Total interest income                    3,469        4,129       10,544       12,424
                                                        ----------   ----------   ----------   ----------
Interest Expense
   Deposits                                                  1,211        1,793        3,890        5,715
   Borrowed funds                                              314          314          931        1,037
                                                        ----------   ----------   ----------   ----------
                    Total interest expense                   1,525        2,107        4,821        6,752
                                                        ----------   ----------   ----------   ----------
                    Net interest income                      1,944        2,022        5,723        5,672
Provision for loan losses                                       --           45           23          105
                                                        ----------   ----------   ----------   ----------
     Net interest income after provision for
           loan losses                                       1,944        1,977        5,700        5,567
                                                        ----------   ----------   ----------   ----------
Noninterest income
   Gain  on sale of loans originated for sale                  319          349        1,074          635
   Loan origination and commitment fees                        426          310          926          829
   Loan servicing fees                                         171          118          490          330
   Insurance commissions                                       120          111          300          310
   Fees and service charges                                    177          176          579          460
   Other                                                        26           11           60           23
                                                        ----------   ----------   ----------   ----------
                    Total noninterest income                 1,239        1,075        3,429        2,587
                                                        ----------   ----------   ----------   ----------
Noninterest expense
   Compensation and benefits                                   848          711        2,517        2,195
   Occupancy and equipment                                     211          204          659          654
   Data processing                                             101           97          338          294
   Advertising                                                  62           51          162          142
   Other                                                       538          358        1,383        1,097
                                                        ----------   ----------   ----------   ----------
                    Total noninterest expense                1,760        1,421        5,059        4,382
                                                        ----------   ----------   ----------   ----------
                    Income  before taxes                     1,423        1,631        4,070        3,772

Income tax expense                                             577          672        1,687        1,569
                                                        ----------   ----------   ----------   ----------
                    Net Income                          $      846   $      959   $    2,383   $    2,203
                                                        ==========   ==========   ==========   ==========
Earnings  per share
      Basic earnings per share                          $     0.72   $     0.85   $     2.02   $     1.91
                                                        ==========   ==========   ==========   ==========
      Diluted earnings per  share                       $     0.70   $     0.81   $     1.97   $     1.83
                                                        ==========   ==========   ==========   ==========

Weighted average number of common shares outstanding:
           Basic                                         1,182,522    1,131,202    1,178,437    1,153,496
                                                        ==========   ==========   ==========   ==========
           Diluted                                       1,213,478    1,184,441    1,212,180    1,203,838
                                                        ==========   ==========   ==========   ==========

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                             (Dollars in Thousands)
                                   (Unaudited)

                                     Three Months Ended    Nine Months Ended
                                       September 30,         September 30,
                                     ------------------    -----------------
                                      2002       2001       2002      2001
                                     -------    -------    -------   -------
Net Income                           $   846    $   959    $ 2,383   $ 2,203
Other comprehensive income:
   Unrealized appreciation on
     securities available for sale       (15)       143         --       301
   Related deferred income taxes           6        (59)        --      (123)
                                     -------    -------    -------   -------
Comprehensive income                 $   837    $ 1,043    $ 2,383   $ 2,381
                                     =======    =======    =======   =======


                (See Notes to Consolidated Financial Statements)

                                      WELLS FINANCIAL CORP. and SUBSIDIARY
                                 Consolidated Statement of Stockholders' Equity
                                      Nine Months Ended September 30, 2002
                                             (Dollars in Thousands)
                                                   (Unaudited)

                                                                     Accumu-      Unearned
                                                                     lated        Employee      Unearned
                                                                     Other         Stock      Compensation                Total
                                            Additional              Compre-       Ownership    Restricted                 Stock-
                                    Common   Paid-In   Retained     hensive        Plan          Stock       Treasury    holders'
                                     Stock   Capital    Earnings     Income        shares        Awards       Stock       Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001       $  219     $ 16,932   $ 21,792      $ 745         $ (155)        $  (128)   $ (15,833)   $ 23,572

Net income for the nine months
   ended September 30, 2002           -            -      2,383          -              -               -           -        2,383

Net change in unrealized
   appreciation  on securities
   available for sale, net of
   related deferred taxes             -            -          -          -              -               -           -            -

Treasury stock purchases              -            -          -          -              -               -        (172)        (172)

Options exercised                     -         (262)         -          -              -               -         658          396

Tax benefit related to
   exercised options                  -          128          -          -              -               -           -          128

Amortization of unearned
   compensation                       -           24          -          -              -             (31)         68           61

Cash dividends declared ($0.54
   per share)                         -            -       (631)         -              -               -           -         (631)

Allocated employee stock
   ownership plan shares              -          132          -          -             95               -           -          227
                                 -------------------------------------------------------------------------------------------------

Balance September 30, 2002       $  219     $ 16,954   $ 23,544      $ 745         $  (60)        $  (159)  $ (15,279)    $ 25,964
                                 =================================================================================================

                                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                      Consolidated Statements of Cash Flow
                  Nine Months Ended September 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                         2002        2001
                                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                          $  2,383    $  2,203
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Provision for loan losses                                           23         105
         (Gain) on the sale of loans originated for sale                 (1,074)       (635)
         Compensation on allocation of ESOP shares                          227         199
         Amortization of restricted stock awards                             61          92
         Tax benefit from exercised options                                 128          --
         Gain on the sale of foreclosed real estate                          (7)         --
         Write-down of foreclosed real estate                                30          --
         Deferred income taxes                                               81         165
         Depreciation and amortization on premises and equipment            173         181
         Amortization of deferred loan origination fees                     (96)        (53)
         Amortization of excess servicing fees, mortgage servicing
            rights and bond premiums and discounts                          464         243
         Loans originated for sale                                      (93,228)    (69,372)
         Proceeds from the sale of loans originated for sale             90,982      66,327
         Changes in assets and liabilities:
            Accrued interest receivable                                    (250)       (126)
            Other assets                                                    (32)        226
            Accrued expenses and other liabilities                          345         225
                                                                       --------    --------
         Net cash provided by (used in) operating activities                210        (220)
                                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net decrease in loans                                             $  5,117    $ 11,916
     Purchase of certificates of deposit                                   (100)     (1,500)
     Purchase of securities available for sale                          (17,287)     (6,462)
     Proceeds from the maturities of certificates of deposit                100       1,500
     Proceeds from the maturities of securities available for sale       11,229       7,357
     Proceeds from the sale and redemption of foreclosed real estate        234          --
     Purchase of premises and equipment                                    (389)       (182)
     Investment in foreclosed real estate                                    (6)         (3)
                                                                       --------    --------

         Net cash provided by (used in) investment activities            (1,102)     12,626
                                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase  (decrease) in deposits                           $ (8,581)   $  9,806
        Net increase in advances from borrowers
           for taxes and insurance                                          470         742
        Options exercised                                                   396         144
        Repayments of borrowed funds                                         --     (10,500)
        Purchase of treasury stock                                         (172)     (2,006)
        Dividends on common stock                                          (631)       (555)
                                                                       --------    --------
         Net cash (used in) financing activities                         (8,518)     (2,369)
                                                                       --------    --------
      Net increase (decrease) in cash and cash equivalents               (9,410)     10,037

CASH:
   Beginning                                                             38,070       7,606
                                                                       --------    --------
   Ending                                                              $ 28,660    $ 17,643
                                                                       ========    ========

                        (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                Consolidated Statements of Cash Flow (continued)
                  Nine Months Ended September 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                               2002     2001
                                                                              ------   ------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
     Interest on deposits                                                     $3,738   $5,539
     Interest on borrowed funds                                                  931    1,068
     Income taxes                                                              1,501    1,079
                                                                              ======   ======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
     Transfers from loans to foreclosed real estate                           $  236   $  111
     Allocation of ESOP shares to participants                                    95      102
     Net change in unrealized appreciation on securities available for sale       --      178
     Building costs in accounts payable                                          172       --
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


NOTE 2.  REGULATORY CAPITAL

         The following table presents the Bank's regulatory capital amounts and percents at September 30, 2002 and December 31, 2001.

                             September 30, 2002               December 31, 2001
                             Amount     Percent               Amount     Percent
             -------------------------------------------------------------------
                                           (Dollars in Thousands)
Tier 1 (Core) Capital
     Required               $ 8,778       4.00%              $ 9,052       4.00%
     Actual                  19,423       8.85%               18,474       8.16%
     Excess                  10,645       4.85%                9,422       4.16%

Risk-based Capital
     Required                11,773       8.00%               11,403       8.00%
     Actual                  20,351      13.83%               19,425      13.63%
     Excess                   8,578       5.83%                8,022       5.63%

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

                                                          Number of Shares
                                    Three months ended                       Nine months ended
                                        September 30,                           September 30,
                                 --------------------------             --------------------------
                                      2002             2001                  2002             2001
                                 --------------------------             --------------------------
Basic EPS                        1,182,522        1,131,202             1,178,437        1,153,496
Effect of dilutive securities:
   Stock options                    30,956           53,239                33,743           50,342
                                 --------------------------             --------------------------
Diluted EPS                      1,213,478        1,184,441             1,212,180        1,203,838
                                 ==========================             ==========================



NOTE 4.  SELECTED FINANCIAL DATA

                                                                                 For the nine months ended
                                                                                       September 30,
                                                                                  2002               2001
                                                                             --------------------------------
Return on assets
   (ratio of net income to average total assets) (1)                              1.39%               1.34%

Return on equity
   (ratio of net income to average equity) (1)                                   12.80%              13.40%

Equity to assets ratio
   (ratio of average equity to average total assets)                             10.87%               9.96%

Net interest margin
   (ratio of net interest income to average interest earning assets) (1)          3.45%               3.61%


        (1)  Net income and net interest income have been annualized.

                     WELLS FINANCIAL CORP. and SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            And Results of Operations

General:

         Wells Financial Corp. (Company) was incorporated under the laws of the State of Minnesota in December 1994 for the purpose of owning all of the outstanding stock of Wells Federal Bank, fsb (Bank) issued in the mutual to stock conversion of the Bank. On April 11, 1995, the conversion was completed and $8.4 million of the net proceeds from the sale of the stock were provided to the Bank in exchange for all of the Bank's stock. The consolidated financial statements included herein are for the Company, the Bank and the Bank's wholly owned subsidiaries, Greater Minnesota Mortgage, Inc. and Wells Insurance Agency, Inc. The Bank will have another subsidiary, Wells Real Estate Investment Trust (Wells REIT), which will begin operations during the fourth quarter of 2002. Wells REIT will invest in real estate loans acquired from the Bank.

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

         The Bank has eight full service offices located in Faribault, Martin, Blue Earth, Nicollet, Freeborn and Steele Counties, Minnesota. During the third quarter of 2002 the Bank leased a facility and opened a loan origination office in Dakota County, Minnesota.

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

Critical Accounting Estimates:

         The consolidated financial statements include amounts that are based on informed judgments of management. These estimates and judgments are the result of management's need to estimate the effect of matters that are inherently uncertain. Therefore, actual results could vary significantly from the estimates used. Management considers the following items to be the critical accounting estimates contained in the consolidated financial statements.

         Allowance for Loan Loss. The allowance for loan loss is based on management's periodic review of the loan portfolio. In evaluating the adequacy of the allowance for loan loss, management considers factors including, but not limited to, specific loan impairment, historical loss experience, the size and composition of the loan portfolio and current economic conditions. Although management believes that the allowance for loan loss is maintained at an adequate level, there can be no assurance that further additions will not be made to the allowance and that losses will not exceed the estimated amounts.

         Mortgage Servicing Rights. Mortgage servicing rights are capitalized and then amortized over the period of estimated servicing income. Management periodically evaluates its capitalized mortgage servicing rights for impairment. The valuation of mortgage servicing rights is based on estimated prepayment speeds and ancillary income received from servicing the loans. Changes in the prepayment speeds and ancillary income from the estimates used may have a material effect on the valuation of the mortgage servicing rights. Although management believes that the assumptions used to determine the value of the mortgage servicing rights are reasonable, future material adjustments may be necessary if economic conditions vary from those used to estimate the value of the mortgage servicing rights.

Comparison of Financial Condition at September 30, 2002 and December 31, 2001:

         Total assets decreased by $5,121,000, from $230,408,000 at December 31, 2001 to $225,287,000 at September 30, 2002. Loans held for sale increased by $2,378,000 from December 31, 2001 to September 30, 2002. Loans receivable decreased by $5,280,000 during the first nine months of 2002 due to the continued refinance market. Due to lower interest rates on residential mortgages, management continued to sell to the secondary market the majority of the residential mortgage loans that were originated during the first nine months of 2002. Included in the loans that were originated and sold during the first nine months of 2002 were loans from the Company's residential mortgage loan portfolio that were refinanced resulting in the decrease in loans receivable. Partially offsetting the decrease in residential mortgage loans was a $3.7 million increase in commercial real estate and operating loans including loans totaling $3.3 million secured by commercial real estate, equipment, inventory and farm real estate to one borrower. Cash received from the decrease in the loan portfolio was used to purchase securities resulting in a $6,043,000 increase in securities during the first nine months of 2002.

         In accordance with the Bank's internal classification of assets policy, management evaluates the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions. As of September 30, 2002 and December 31, 2001 the balances in the allowance for loan losses and the allowance for loan losses as a percentage of total loans were $928,000 and $952,000 and 0.55% and 0.56%, respectively.

         Activity in the Company's allowance for loan losses for the nine months ended September 30, 2002 and 2001 is summarized as follows:

                                          2002                  2001
                                       ---------             ---------

Balance on January 1,                  $ 951,862             $ 833,248
  Provision for loan losses               22,500               105,000
  Charge-offs                            (64,827)              (59,904)
  Recoveries                              18,567                15,824
                                       ---------             ---------
Balance on September 30,               $ 928,102             $ 894,168
                                       =========             =========


         Loans on which the accrual of interest has been discontinued amounted to $496,000 and $408,000 at September 30, 2002 and December 31, 2001,
respectively. The effect of nonaccrual loans was not significant to the results of operations. The Company includes all loans considered impaired under FASB Statement No. 114 in nonaccrual loans. The amount of impaired loans was not material at September 30, 2002 and December 31, 2001.

         Liabilities decreased by $7,513,000 from $206,836,000 at December 31, 2001 to $199,323,000 at September 30, 2002. This decrease is primarily due to a $8,581,000 decrease in deposits.

         Equity increased by $2,392,000 from $23,572,000 at December 31, 2001 to $25,964,000 at September 30, 2002. The increase in equity was primarily the result of net income for the first nine months of 2002 of $2,383,000 and an increase in equity of $396,000 which resulted from the exercise of 49,480 options being partially offset by the payment of $631,000 in cash dividends and by the purchase of 8,860 shares of treasury stock at a cost of $172,000 during the nine month period. On October 22, 2002, the Board of Directors of the Company declared a $0.18 per share cash dividend to be paid on November 18, 2002 to stockholders of record on November 4, 2002. Subject to the Company's earnings and capital requirements, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

Comparison of Operating Results for the Three and Nine-Month Periods Ended September 30, 2002 and September 30, 2001.

         Net Income. Net income decreased by $113,000, or 11.8% for the three-month period ended September 30, 2002 when compared to the same period during 2001. The decrease in net income was primarily due an increase in noninterest expense for the three months ended September 30, 2002 when compared to the same period in 2001.

         Net income for the nine months ended September 30, 2002 increased by $180,000, or 8.2%, when compared to the first nine months of 2001. This increase in net income was primarily the result of increases of $842,000 and $51,000 in noninterest income and net interest income, respectively, being partially offset by a $677,000 increase in noninterest expense.

         Interest Income. Interest income decreased by $660,000 and $1,880,000, or 16.0% and 15.1%, for the three and nine-month periods ended September 30, 2002, respectively, when compared to the same periods in 2001 due to decreases in interest income from the Company's loan portfolio. The decrease in interest income from the Company's loan portfolio resulted primarily from a decrease in the average amount of loans receivable during the first nine months of 2002 when compared to the same period in 2001. Partially offsetting the decrease in interest income from the loan portfolio were increases in interest income from investments of $119,000 and $386,000, or 44.4% and 47.5%, for the three and nine months ended September 30, 2002, respectively, when compared to the same periods in 2001.

         Interest Expense. Total interest expense decreased by $582,000 and $1,931,000, or 27.6% and 28.6%, for the quarter and nine months ended September 30, 2002 when compared to the same periods in 2001. The decrease in interest expense was primarily the result of the downward repricing of the Company's deposits due to lower market interest rates and a decrease in the average amount of deposits and borrowed funds during the first nine months of 2002 when compared to the first nine months of 2001.

         Net Interest income. Net interest income decreased by $78,000, or 3.9% for the quarter ended September 30, 2002 when compared to the same period in 2001 and increased by $51,000, or 0.9%, for the nine-month period ended
September 30, 2002 when compared to the same period in 2001 due to the changes in interest income and interest expense described above.

         Provision for loan losses. The provision for loan losses decreased by $45,000 and $82,000 for the quarter and nine months ended September 30, 2002 when compared to the same periods in 2001. Management evaluates the quality of the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan loss. Classified loans were 1.1% and 1.1% of total loans at September 30, 2002 and December 31, 2001, respectively. Nonaccrual loans were $496,000 and $408,000 at September 30, 2002 and December 31, 2001, respectively. The provision reflects management's monitoring of the allowance for loan losses in relation to the size and quality of the loan portfolio and adjusts the provision for loan losses to adequately provide for loan losses. Management determines the amounts of the allowance for loan losses in a systematic manner that includes self-correcting policies that adjust loss estimation methods on a periodic basis. While the Company maintains its allowance for loan losses at a level that is considered to be adequate to provide for potential losses, there can be no assurance that further additions will not be made to the loss allowance and that losses will not exceed estimated amounts.

         Noninterest Income. Noninterest income increased by $164,000 and $842,000, or 15.3% and 32.5%, for the three and nine-month periods ended September 30, 2002, respectively, when compared to the same periods in 2001. The increase in noninterest income for the quarter ended September 30, 2002 was primarily due to increases in loan origination and commitment fees and in loan servicing fees. The increase in noninterest income for the nine-month period ended September 30, 2002 was primarily due to increases in the gain on sale of loans originated for sale, loan servicing fees and loan origination and commitment fees. Due to low interest rates on residential mortgage loans during the first nine months of 2002, the Company sold to the secondary market a larger volume of loans during that period when compared to the same period in 2001, resulting in increases in the gain on sale of loans originated for sale and loan origination and commitment fees recognized immediately in income.

         Noninterest Expense. Noninterest expense increased by $339,000 and $677,000, or 23.9% and 15.4%, for the three and nine months ended September 30, 2002, respectively, when compared to the same periods during 2001 primarily due to increases in other noninterest expense and in compensation and benefits. The increase in other noninterest expense was primarily due to an increase in the amortization of mortgage servicing rights. The increase in compensation and benefits resulted from annual compensation adjustments, increases in commissions paid to loan officers for the origination of loans and an increase in the accrual for employee bonuses. Also affecting compensation and benefits was an increase in the Employee Stock Ownership Plan expense that resulted from the appreciation of the Company's stock.

         Income Tax Expense. Income tax expense decreased by $95,000 and increased by $118,000 for the three and nine-month periods ended September 30, 2002, respectively, when compared to the same periods in 2001. These changes are proportionate to the change in income before income taxes for the quarter and nine months ended September 30, 2002 when compared to the same periods in 2001.

         Non-performing Assets. The following table sets forth the amounts and categories of non-performing assets at September 30, 2002 and December 31, 2001.

                                            September 30, 2002    December 31, 2001
                                            ---------------------------------------
                                                     (Dollars in Thousands)
Non-accruing loans
    One to four family real estate              $     425             $     194
    Agricultural real estate                           --                    --
    Commercial                                         --                    --
    Consumer                                           71                   214
                                                ---------             ---------
Total                                           $     496             $     408
                                                ---------             ---------

Accruing loans which are contractually
past due 90 days or more
    One to four family real estate              $     200             $     224
    Commercial real estate                             --                    --
                                                ---------             ---------
Total                                           $     200             $     224
                                                ---------             ---------


Total non-accrual and accruing loans
past due 90 days or more                        $     696             $     632
                                                =========             =========

Repossessed and non-performing assets
   Repossessed property                         $     237             $     252
   Other non-performing assets                         --                    --
                                                ---------             ---------
Total repossessed and non-performing assets     $     237             $     252
                                                ---------             ---------

Total non-performing assets                     $     933             $     884
                                                =========             =========

Total non-accrual and accruing loans
past due 90 days or more to total loans              0.41%                 0.39%
                                                =========             =========

Total non-accrual and accruing loans
past due 90 days or more to total assets             0.31%                 0.27%
                                                =========             =========

Total nonperforming assets to total assets           0.41%                 0.38%
                                                =========             =========

         Financial Standards Board Statement No. 114, Accounting by Creditors for Impairment of a Loan, and Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, require that impaired loans within the scope of these Statements be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate; or as a practical expedient, either at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. At September 30, 2002 and December 31, 2001, the value of loans that would be classified as impaired under these Statements is considered to be immaterial.

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

         The Company paid a cash dividend of $0.18 per share on February 15, 2002, May 13, 2002 and August 15, 2002. On October 22, 2002 the Company declared a cash dividend of $0.18 per share payable on November 18, 2002 to stockholders of record on November 4, 2002. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

         Savings institutions like the Bank are required to meet prescribed regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. At September 30, 2002, the Bank exceeded all current capital requirements.

         The Office of Thrift Supervision (OTS) has adopted a core capital requirement for savings institutions comparable to the requirement for national banks. The OTS core capital requirement for the Bank is 4% of adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 8.85% at September 30, 2002.

         During the second quarter of 2002 the Bank entered into agreements to purchase a tract of land and to construct a full service bank facility that will replace the Bank's office currently located in the Madison East Center, Mankato, Minnesota. Total cost for this project, including land, building and equipment, is estimated at $1.3 million of which $363,000 has been incurred and capitalized as of September 30, 2002. Completion of this project is scheduled for January 2003.

                     WELLS FINANCIAL CORP. and SUBSIDIARIES


Item 3. Controls and Procedures.
-------------------------------

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.


     (b) Changes in internal controls. There were no significant changes in the Registrant's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                     WELLS FINANCIAL CORP. and SUBSIDIARIES
                               September 30, 2002

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

                  None

Item 5.           Other information
                  -----------------

                  None

Item 6.           Exhibits and Reports of Form 8-K
                  --------------------------------

                    a.   Exhibits:  99.1  Certification  pursuant  to 18  U.S.C.
                         Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                    b. A report on Form 8-K was filed on July 30, 2002 pursuant to a press release issued by the Registrant announcing that the Registrant revised its second quarter earnings previously released for the three and six-month periods ended June 30, 2002.


No other information is required to be filed under Part II of the form


                ================================================

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



WELLS FINANCIAL CORP.




By:  /s/ Lonnie R. Trasamar                            Date:    November 1, 2002
     ---------------------------------------------              ----------------
     Lonnie R. Trasamar
     President and Chief Executive Officer


By:  /s/ James D. Moll                                 Date:    November 1, 2002
     ---------------------------------------------              ----------------
     James D. Moll
     Treasurer and Principal Financial & Accounting Officer

                            SECTION 302 CERTIFICATION


         I, Lonnie R. Trasamar, President and Chief Executive Officer of Wells Financial Corp., certify that:

1.   I have reviewed  this  quarterly  report on Form 10-QSB of Wells  Financial
     Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 1, 2002                    /s/Lonnie R. Trasamar
                                           -------------------------------------
                                           Lonnie R. Trasamar
                                           President and Chief Executive Officer

                            SECTION 302 CERTIFICATION


         I, James D. Moll, Treasurer and Principal Financial and Accounting Officer of Wells Financial Corp., certify that:

1.   I have reviewed  this  quarterly  report on Form 10-QSB of Wells  Financial
     Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 1, 2002  /s/James D. Moll
                        --------------------------------------------------------
                        James D. Moll
                        Treasurer and Principal Financial and Accounting Officer