Form 10KSB
period 2002-12-31
WELLS FINANCIAL CORP
filed 2003-03-26
CIK 934739

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -       EXCHANGE ACT OF 1934

For the fiscal year ended                        December 31, 2002
                          ------------------------------------------------------
                                     - OR -


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------

Commission file number:   0-25342
                          -------

                              Wells Financial Corp.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

                Minnesota                                        41-1799504
--------------------------------------                      -------------------
       (State or other jurisdiction of                        (I.R.S. employer
      of incorporation or organization)                     identification no.)

    53 First Street, S.W., Wells, Minnesota                       56097
-------------------------------------------                     ----------
   (Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code:           (507) 553-3151
                                                              --------------

Securities registered pursuant to Section 12(b) of the Act:         None
Securities registered pursuant to Section 12(g) of the Act:         ----

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Registrant's revenues for the year ended December 31, 2002 were $19.8 million.

         Registrant's voting stock trades on the Nasdaq National Market under the symbol "WEFC." The aggregate market value of the voting stock held by non-affiliates of registrant, based upon the closing price of such stock as of March 3, 2003 ($23.05 per share), was $24.2 million.

         As of March 3, 2003, registrant had 1,128,277 shares of Common Stock outstanding.

         Transition Small Business Disclosure Format (Check One): Yes    No  X.
                                                                     ---    ---
                       DOCUMENTS INCORPORATED BY REFERENCE

1. Part II -- Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2002.

2. Part III -- Portions of Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders.

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

Item 1. Business
----------------

General

         Wells Financial Corp. ("Registrant" or the "Company") is a unitary savings and loan holding company that was incorporated in December 1994 under the laws of the State of Minnesota for the purpose of acquiring all of the issued and outstanding common stock of Wells Federal Bank, fsb (the "Bank"). This acquisition occurred in April 1995 at the time the Bank simultaneously converted from a mutual to a stock institution, and sold all of its outstanding capital stock to the Company and the Company made its initial public offering of common stock (the "Conversion"). As of December 31, 2002, the Company had total assets of $220.6 million, total deposits of $169.1 million, and stockholders' equity of $25.2 million or 11.4% of total assets under generally accepted accounting principles ("GAAP") in the United States of America. The only subsidiary of the Company is the Bank.

         The primary activity of the Company is directing and planning the activities of the Bank, the Company's primary asset. At December 31, 2002, the remainder of the assets of the Company were maintained in the form of a loan to an employee stock ownership plan ("ESOP") that was established for the benefit of the Bank's employees, deposits in interest bearing accounts with other financial institutions and selected investments. The Company engages in no other significant activities. As a result, references to the Company or Registrant generally refer to the Bank, unless the context otherwise indicates. In the discussion of regulation, except for the discussion of the regulation of the Company, all regulations apply to the Bank rather than the Company.

         The Bank is a federally chartered stock savings bank headquartered in Wells, Minnesota. The Bank has eight full service offices located in Faribault, Martin, Blue Earth, Nicollet, Freeborn and Steele Counties, Minnesota. During 2002, the Bank leased a facility and opened a loan origination office in Dakota County, Minnesota. The Bank was founded in 1934 and obtained its current name in 1991. The Bank's deposits have been federally insured by the Savings Association Insurance Fund ("SAIF") and its predecessor, the Federal Savings and Loan Insurance Corporation ("FSLIC") since 1934, and the Bank is a member of the Federal Home Loan Bank ("FHLB") System. The Bank is a community oriented, full service retail savings institution offering traditional mortgage loan products. It is the Bank's intent to remain an independent community savings bank serving the local banking needs of Faribault, Martin, Blue Earth, Nicollet, Steele and Freeborn Counties, Minnesota.

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

                                                                            At December 31,
                                  --------------------------------------------------------------------------------------------------
                                       2002                 2001                 2000                1999                1998
                                  Amount  Percent      Amount  Percent      Amount  Percent     Amount   Percent    Amount  Percent
                                  ------  -------      ------  -------      ------  -------     ------   -------    ------  -------
                                                                        (Dollars in Thousands)
Real Estate Loans:
------------------
  One-to-four family..........   $53,967    36.00%    $80,613    49.01%  $112,579     58.29%  $106,292     60.82% $105,088   67.25%
  Multi-family................       439     0.29         484     0.29        523      0.27        654      0.37       950    0.61
  Commercial..................    51,958    34.66      41,510    25.24     38,514     19.94     31,928     18.27    20,068   12.84
  Construction................     4,830     3.22       2,185     1.33      2,043      1.06      2,957      1.69     1,279    0.82
                                 -------   ------     -------   ------    -------    ------    -------    ------   -------  ------
      Total real estate
        loans.................   111,194    74.17     124,792    75.87    153,659     79.56    141,831     81.15   127,385   81.52

Other Loans:
------------
 Consumer Loans:
  Savings account.............       387     0.26         635     0.39        558      0.30        578      0.33       395    0.25
  Vehicles....................     5,687     3.79       4,914     2.99      5,333      2.76      4,914      2.81     4,644    2.97
  Home equity, home
  improvement and
  second mortgages............    22,826    15.23      26,228    15.95     26,155     13.54     21,315     12.20    18,475   11.83
  Other.......................     3,905     2.60       4,314     2.62      4,449      2.30      3,144      1.80     2,970    1.90
                                 -------   ------     -------   ------    -------    ------    -------    ------   -------  ------
      Total consumer loans....    32,805    21.88      36,091    21.95     36,495     18.90     29,951     17.14    26,484   16.95

Commercial business loans.....     5,917     3.95       3,591     2.18      2,967      1.54      2,988      1.71     2,394    1.53
                                 -------   ------     -------   ------    -------    ------    -------    ------   -------  ------
      Total other loans.......    38,722    25.83      39,682    24.13     39,462     20.44     32,939     18.85    28,878   18.48
                                 -------   ------     -------   ------    -------    ------    -------    ------   -------  ------
      Total loans.............   149,916   100.00%    164,474   100.00%   193,121    100.00%   174,770    100.00%  156,263  100.00%
                                           ======               ======               ======               ======            ======
Less:
-----
  Loans in process............     3,202                2,694                 657                  722                 655
  Deferred loan
   origination fees
   and costs..................       220                  315                 494                  478                 450
  Allowance for loan losses...       908                  952                 833                  857                 853
                               ---------             --------            --------             --------            --------
      Total loans
        receivable, net....... $ 145,586             $160,513            $191,137             $172,713            $154,305
                               =========             ========            ========             ========            ========

         Loan Maturity Tables. The following table sets forth the maturity of the Company's loan portfolio at December 31, 2002. The table does not include prepayments, scheduled principal repayments or loans held for sale. All mortgage loans are shown as maturing based on contractual maturities.

                                                      Commercial
                                                     Business and
                                     Construction      Consumer       Total
                                     ------------      --------       -----
                                                    (In Thousands)
Amounts Due:
  Within 1 year or less...........       $4,295         $ 4,589      $ 8,884
  After 1 year through 5 years....          535          22,897       23,432
  After 5 years...................           --          11,236       11,236
                                         ------         -------      -------
Total amount due..................       $4,830         $38,722      $43,552
                                         ======         =======      =======


         The following table sets forth the dollar amount of all loans due after December 31, 2003 that have pre-determined interest rates and which have floating or adjustable interest rates. This table does not include loans held for sale.

                                                            Floating or
                                             Fixed Rates  Adjustable Rates     Total
                                             -----------  ----------------     -----
                                                           (In Thousands)
One-to-four family..........................   $20,380         $27,897       $48,277
Commercial and multi-family real estate.....    46,903           4,545        51,448
Construction................................       175             360           535
Commercial business and consumer............    27,144           6,989        34,133
                                               -------         -------      --------
  Total.....................................   $94,602         $39,791      $134,393
                                               =======         =======      ========

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

         At December 31, 2002, the Company was servicing approximately $307.3 million of loans for others, primarily long term fixed rate loans sold to FHLMC. Generally, the Company retains all servicing on loans sold to FHLMC and does not retain servicing on FHA/VA loans sold. Except for document deficiencies that may occur during origination that may require a repurchase by the Company, loans are sold without recourse.

         Consumer Loans. The Company offers second mortgage loans on one-to-four family residences which are typically offered as adjustable rate loans. Such loans are only made on owner-occupied one- to -four family residences and are subject to a 90% combined loan-to-value ratio. The Company holds the majority of the underlying first mortgages on these loans. The underwriting standards for second mortgage loans are similar to the Company's standards applicable to one-to-four family residential loans. To a lesser extent, the Company makes loans secured by vehicles and by savings accounts held with the Company. Loans secured by vehicles totaled $5.7 million, or 3.79% of the loan portfolio at December 31, 2002.

         Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to 35% of an institution's assets. In addition, a federal thrift has lending authority above the 35% category for certain consumer loans, property improvement loans, and loans secured by savings accounts. The Company originates consumer loans in order to provide a wide range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help maintain a profitable spread between its average loan yield and its cost of funds. Consumer loans, however, tend to have a higher risk of default than residential mortgage loans.
Typically, based on the Company's experience, a borrower faced with either paying a mortgage loan to avoid foreclosure on the borrower's home or defaulting on a consumer loan will continue paying the mortgage loan. At December 31, 2002, the Company had approximately $142,000 in consumer loans that were more than 90 days delinquent.

         Commercial Real Estate Loans. In order to enhance yields on its assets, the Company originates loans secured by commercial real estate. Approximately 86% of this portfolio is secured by farm real estate. In addition to originating farm real estate loans, the Company also purchases participations in farm real estate loans that are originated by commercial banks in southern Minnesota. Most of the remainder of the portfolio is secured by commercial real estate. At December 31, 2002, loans secured by farm real estate were originated in amounts up to the lesser of 65% of the appraised value of the property or $1,300 per tillable acre. These loans are evaluated on a cash flow basis in addition to an asset value basis. Loans secured by commercial real estate are generally originated in amounts up to 80% of the appraised value of the property. At December 31, 2002, the Company's largest commercial real estate loan consisted of a $997,000 performing loan secured by commercial real estate. All commercial real estate loans, excluding loans of less than $750,000 secured by commercial real estate, and $1 million secured by farm real estate, require prior approval by the Bank's Board of Directors. As part of its underwriting, the Company requires that borrowers qualify for a commercial loan at the fully indexed interest rate rather than at the origination interest rate.

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

         Commercial Business Loans. The Company's commercial business loans consist of commercial and agricultural operating and term loans. The commercial operating and term loans are generally secured by equipment, inventory, commercial real estate and receivables. The agricultural operating and term loans are primarily secured by farm equipment, livestock, crops and farm real estate. Commercial and agricultural loans generally involve a greater degree of risk than residential mortgage loans. This increased credit risk is a result of several factors, including the effects of general economic conditions and the increased difficulty of evaluating and monitoring these types of loans.

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

         Loans to One Borrower. Loans-to-one borrower are limited in an amount equal to 15% of unimpaired capital and unimpaired surplus and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. The Company's maximum loan-to-one borrower limit was approximately $2.9 million as of December 31, 2002.

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

         The following table sets forth information regarding non-accrual loans, real estate owned, and certain other repossessed assets and loans.

                                                         At December 31,
                                             --------------------------------------
                                              2002    2001    2000    1999    1998
                                              ----    ----    ----    ----    ----
                                                    (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loans secured by 1-to-4 family
    residences ............................   $287    $194    $108    $ --    $192
  All other mortgage loans ................     --      --     195      32      --
Non-mortgage loans:
  Commercial ..............................     --      --      --      --      --
  Consumer ................................    141     214      60      79      68
                                              ----    ----    ----    ----    ----
Total .....................................   $428    $408    $363    $111    $260
                                              ====    ====    ====    ====    ====

Accruing loans which are contractually past
due 90 days or more:
Mortgage loans:
  Construction loans ......................   $ --    $ --    $ --    $ --    $ --
  Permanent loans secured by 1-to-4 family
    residences ............................    249     211     258      11     100
  All other mortgage loans ................     --      11      --      --      --
Non-mortgage loans:
  Commercial ..............................     --      --      --      --      --
  Consumer ................................      1       2       4     --      --
                                              ----    ----    ----    ----    ----
Total .....................................   $250    $224    $262    $ 11    $100
                                              ====    ====    ====    ====    ====
Total non-accrual and accruing loans
  past due 90 days or more ................   $678    $632    $625    $122    $360
                                              ====    ====    ====    ====    ====
Foreclosed real estate ....................   $209    $252    $ 54    $ 55    $ --
                                              ====    ====    ====    ====    ====
Other nonperforming assets ................   $ --    $ --    $ --    $ --    $ --
                                              ====    ====    ====    ====    ====
Total nonperforming assets ................   $887    $884    $679    $177    $360
                                              ====    ====    ====    ====    ====
Total non-accrual and accruing loans past
  due 90 days or more to net loans ........   0.47%   0.39%   0.33%   0.07%   0.23%
                                              ====    ====    ====    ====    ====
Total non-accrual and accruing loans past
  due 90 days or more to total assets .....   0.31%   0.27%   0.28%   0.06%   0.19%
                                              ====    ====    ====    ====    ====
Total nonperforming assets to total assets    0.40%   0.38%   0.31%   0.09%   0.19%
                                              ====    ====    ====    ====    ====

         Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was immaterial for the year ended December 31, 2002. Amounts included in the Company's interest income on non-accrual loans for the year ended December 31, 2002 were likewise immaterial.

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

         The following table provides further information about the Company's problem assets as of December 31, 2002.

                                                   (In Thousands)
Special Mention.............................           $   359
Substandard.................................             1,367
Doubtful assets.............................                --
Loss assets.................................                --
                                                       -------
     Total..................................           $ 1,726
                                                       -------
Allowance for loan loss.....................           $   908
                                                       =======


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

                                                                   At December 31,
                       ---------------------------------------------------------------------------------------------------------
                             2002                 2001                 2000                 1999                 1998
                       --------------------  -------------------  --------------------  ------------------   -------------------

                                Percent of           Percent of            Percent of          Percent of            Percent of
                                 Loans in             Loans in              Loans in           Loans in              Loans in
                                   Each                 Each                  Each               Each                  Each
                                Category to          Category to           Category to         Category to           Category to
                       Amount   Total Loans  Amount  Total Loans  Amount   Total Loans  Amount Total Loans   Amount  Total Loans
                       ------   -----------  ------  -----------  ------   -----------  ------ -----------   ------  -----------
                                                            (Dollars in Thousands)
At end of year
allocated to:
Mortgage............. $   566       74.17%    $ 574     75.87%    $  749        79.56%  $  749    81.15%      $ 722     81.52%
Consumer and
  non-mortgage.......     342       25.83       378     24.13         84        20.44      108    18.85         131     18.48
                      -------      ------     -----    ------     ------       ------   ------   ------       -----    ------
Total allowance...... $   908      100.00%    $ 952    100.00%    $  833       100.00%  $  857   100.00%      $ 853    100.00%
                      =======      ======     =====    ======     ======       ======   ======   ======       =====    ======

                                       11

         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Company's allowance for loan losses for the years indicated:

                                                                  At December 31,
                                         --------------------------------------------------------------
                                            2002         2001          2000         1999         1998
                                         ---------    ---------     ---------    ---------    ---------
                                                                 (Dollars in Thousands)
Total loans outstanding ..............   $ 149,916    $ 164,474     $ 193,121    $ 174,770    $ 156,263
                                         =========    =========     =========    =========    =========
Average loans outstanding ............   $ 162,622    $ 186,772     $ 184,773    $ 161,444    $ 172,219
                                         =========    =========     =========    =========    =========

Beginning allowance balances .........   $     952    $     833     $     857    $     853    $     763
Provision:
  One-to-four family .................          23         (175)           --           27          120
  Commercial and multi-family
    real estate ......................          --           --            --           --           --
  Consumer ...........................          --          355            --           --           --
Charge-offs:
  One-to-four family .................          31           --            --           --           --
  Commercial and multi-family
    real estate ......................          --           --            --           --           --
  Consumer ...........................          55           89            49           43           46
Recoveries:
  One-to-four family .................          --           --            --           --           --
  Commercial and multi-family
    real estate ......................          --           --            --           --           --
  Consumer ...........................          19           28            25           20           16

Other ................................          --           --            --           --           --
                                         ---------    ---------     ---------    ---------    ---------

Ending allowance balance .............   $     908    $     952     $     833    $     857    $     853
                                         =========    =========     =========    =========    =========

Allowance for loan losses as a percent
  of total loans outstanding .........        0.61%        0.58%         0.43%        0.49%        0.55%
Net loans charged off as a percent of
  average loans outstanding ..........        0.04%        0.03%         0.01%        0.01%        0.02%

Investment Activities

         The Company is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The Company has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Company's loan origination and other activities. At December 31, 2002, the Company had an investment portfolio of approximately $21.9 million, consisting primarily of U.S. government corporate and agency obligations. To a lesser extent, the portfolio also includes FHLMC stock, certificates of deposit and FHLB stock, as permitted by the OTS regulations. The Company classifies its investments, including debt and equity securities, as either held to maturity or available for sale, in accordance with SFAS 115. The Company will continue to seek high quality investments. The primary and secondary goals of the investment portfolio are safety of principal and rate of return, respectively.

         Investment Portfolio. The following table sets forth the carrying value of the Company's investments, including short-term investments, FHLB stock, and mortgage-backed securities, at the dates indicated. At December 31, 2002, the Company's securities that were classified as available for sale had an unrealized net gain of $1.26 million. At December 31, 2002, the market value for the interest bearing deposits shown below approximated their cost.


                                                     At December 31,
                                          ---------------------------------
                                            2002         2001         2000
                                          -------      -------      -------
                                                    (In Thousands)
Securities available for sale:
  Equity securities ...................   $   945      $ 1,047      $ 1,102
  U.S. Agency Securities ..............    18,473       12,503       13,012
  Obligations of state and political
    subdivisions ......................       438          438          236
                                          -------      -------      -------
    Total securities available for sale    19,856       13,988       14,350
FHLB stock ............................     1,875        1,875        1,875
Certificates of deposit ...............       200          200          200
                                          -------      -------      -------
    Total investments .................   $21,931      $16,063      $16,425
                                          =======      =======      =======

         Investment Portfolio Maturities. The following table sets forth certain
information   regarding  the  carrying  values,   weighted  average  yields  and
maturities of the Company's investment securities portfolio.


                                                                      At December 31, 2002
                                   -------------------------------------------------------------------------------------------------
                                                                                              More than               Total
                                   One Year or Less  One to Five Years Five to Ten Years      Ten Years      Investment Securities
                                   ----------------  ----------------- -----------------  ----------------- ------------------------
                                   Carrying Average  Carrying Average  Carrying   Average Carrying  Average Carrying Average  Market
                                    Value   Yield     Value   Yield     Value     Yield     Value    Yield   Value    Yield   Value
                                    -----   -----     -----   -----     -----     -----     -----    -----   -----    -----   -----
                                                                                 (Dollars in Thousands)
U.S. Agency Obligations (1)....... $    20   6.32%   $18,891   5.16%   $   --       -- %   $   --      -- %  $18,911   5.16%  18,911
FHLB Stock........................      --     --         --     --        --       --         --      --      1,875     --    1,875
Equity Securities.................      --     --         --     --        --       --         --      --        945     --      945
Certificates of Deposit...........     200   2.46%        --     --%       --       -- %       --      -- %      200   2.46%     200
                                   -------           -------           ------              ------            -------         -------
  Total........................... $   220           $18,891           $   --              $   --            $21,931         $21,931
                                   =======           =======           ======              ======            =======         =======

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

         Non-interest bearing demand accounts constituted $4.3 million, or 2.6% of the Bank's deposit portfolio at December 31, 2002. Money market accounts and NOW accounts constituted $34.7 million, or 20.5% of the Bank's deposit portfolio at December 31, 2002. Regular savings accounts constituted $22.4 million, or
13.2 % of the Bank's deposit portfolio at December 31, 2002. Certificates of deposit constituted $107.7 million or 63.7% of the deposit portfolio, including $9.6 million of which had balances of $100,000 and over. As of December 31, 2002, the Bank had no brokered deposits.


         Jumbo Certificate Accounts. The following table indicates, at December 31, 2002, the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity.



                                       Certificates of
                                           Deposit          Weighted
Maturity Period                         (In Thousands)    Interest Rate
---------------                         --------------    -------------
Within three months................      $     301             2.5 %
Three through six months...........          1,059             2.12
Six through twelve months..........          1,018             2.26
Over twelve months.................          7,186             3.37
                                         ---------             ----
                                         $   9,564             3.09%
                                         =========             ====

         Borrowings. Deposits are the primary source of funds of the Company's lending and investment activities and for its general business purposes. Through the Bank, the Company may obtain advances from the FHLB of Des Moines to supplement its supply of lendable funds. Advances from the FHLB of Des Moines are typically secured by a pledge of the Bank's stock in the FHLB of Des Moines and a portion of the Company's first mortgage loans and certain other assets. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 2002, the Company had $23.0 million in advances outstanding from the FHLB of Des Moines (see Note 10 of the Notes to the Company's Consolidated Financial Statements). Future use of advances depends on the rates on advances as compared to the rates on deposits.

         The following table sets forth certain information as to FHLB advances at the dates indicated.

                                        As of and for the Years Ended December 31,
                                        ------------------------------------------
                                             2002        2001           2000
                                             ----        ----           ----
                                                 (Dollars in Thousands)
FHLB advances..........................    $23,000     $23,000        $33,500
Weighted average interest rate
  of FHLB advances.....................       5.34%       5.34%          5.77%
Maximum amount of advances.............    $23,000     $33,500        $37,500
Average amount of advances.............    $23,000     $25,192        $25,538
Weighted average interest rate
  of average amount of advances........       5.41%       5.36%          6.08%

Subsidiary Activity

     The Company has one wholly owned subsidiary, the Bank. The Bank has two wholly owned subsidiaries, known as Wells Insurance Agency, Inc. ("WIA") and Greater Minnesota Mortgage, Inc. ("GMM").

         The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under the 2% limitation, as of December 31, 2002, the Bank was authorized to invest up to approximately $4.4 million in the stock of, or loans to, service corporations.

         WIA was incorporated under the laws of the State of Minnesota in 1976. WIA offers life, health, casualty, and business insurance on behalf of others and also offers fixed-rate annuities. The Bank's investment in WIA totaled $1.1 million at December 31, 2002.

         GMM  was  incorporated  under  the  laws  of  Minnesota  in  1997.  GMM
originates  loans  through  referrals  from  community   commercial  banks  and,
primarily, sells these loans to the secondary market. During 2002, GMM originated $47.6 million in single family dwelling loans, which were sold to the secondary market. At December 31, 2002, the Bank's investment in GMM totaled $1.8 million.

Personnel

         As of December 31, 2002, the Bank had 87 full-time and 7 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Company, with no employees of its own, utilizes those of the Bank.

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

         As a unitary savings and loan holding company, the Company generally is not subject to any restrictions on its business activities. While the Gramm-Leach-Bliley Act (the "GLB Act") terminated the "unitary thrift holding company" exemption from activity restrictions on a prospective basis, the Company enjoys grandfathered status under this provision of the GLB Act because it acquired the Bank prior to May 4, 1999. As a result, the Company's freedom from activity restrictions as a unitary savings and loan holding company was not affected by the GLB Act. However, if the Company were to acquire control of an additional savings institution, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the GLB Act and would be subject to the Home Owner's Loan Act's activity restrictions.

         The continuation of the Company's exemption from restrictions on business activities as a unitary savings and loan holding company is also subject to the Company's continued compliance with the QTL Test. See "- Regulation of the Bank - Qualified Thrift Lender Test."

     Recent Legislation to Curtail Corporate Accounting Irregularities. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission

(the "SEC") promulgated certain regulations pursuant to the Act which were effective August 29, 2002, and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act.

         The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. These new regulations, which are intended to curtail corporate fraud, require the chief executive officer and chief financial officer of the Company to personally certify certain SEC filings and financial statements and to certify as to the existence of disclosure controls and procedures within the Company are designed to ensure that information required to be disclosed by the Company in its SEC filings is processed, summarized and reported accurately.

         The Act and regulations promulgated thereunder by the SEC also impose additional measures to be taken by the Company's officers, directors and outside auditors and impose accelerated reporting requirements by officers and directors of the Company in connection with certain changes in their equity holdings of the Company. Implementation of and compliance with the Act and corresponding regulations will likely increase the Company's expenses.

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

         The FDIC administers two separate deposit insurance funds. Generally, the Bank Insurance Fund (the "BIF") insures the deposits of commercial banks and the SAIF insures the deposits of savings institutions. The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the SAIF or BIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments of BIF and SAIF members. The FDIC has set the deposit insurance assessment rates for SAIF member institutions for the first six months of 2003 at 0% to 0.27% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%.

         In addition, all institutions insured by the FDIC are required to pay quarterly assessments, totaling approximately 0.0190% of insured deposits for the 2002 calendar year, to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the Financing Corporation bonds mature in 2017.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 4.0% of total adjusted assets for most savings institutions, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. The Bank exceeded these minimum standards at December 31, 2002. The Bank's capital ratios are set forth in Note 12 to the Company's Consolidated Financial Statements. Regulations that enable the OTS to take prompt corrective action against savings institutions effectively impose higher capital requirements on the Bank.

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

         During 2002, the Company declared four $0.18 per share quarterly dividends to its shareholders. During 2001, the Company declared four $0.16 per share quarterly dividends to its shareholders. The Company's dividend payout ratio for 2002 was 25.3% and for 2001 was 22.0%.

         Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Des Moines. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. As of December 31, 2002, the Bank was in compliance with its QTL requirement.

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

Item 2. Description of Properties
---------------------------------

         The Company does not own any real property but utilizes the offices of the Bank. The Bank operates from its main full service office located at 53 First Street, S.W., Wells, Minnesota, seven additional full service offices, and one loan origination office. The Bank owns the offices in Wells and one branch facility, and leases the remaining locations. In the opinion of the Bank's management, the physical condition of each of the offices is good and is adequate for the conduct of the Bank's business.

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
------------------------------------------------------------------

         The  information  contained under the section  captioned  "Stock Market
Information" on pages 1 and 2 of the Company's 2002 Annual Report to Stockholders (the "Annual Report"), is incorporated herein by reference.

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

         Independent Auditor's Report.

         Consolidated Statements of Financial Condition as of December 31, 2002 and 2001.

         Consolidated Statements of Income for the Years Ended December 31, 2002, 2001, and 2000.

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002, 2001, and 2000.

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
----------------------------------------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement for the Registrant's 2003 Annual Meeting of Stockholders (the "Proxy Statement") under the sections captioned "Proposal I - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance".

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

          (b)  Security Ownership of Management

               Information required by this item is incorporated herein by reference to the first table under "Proposal I - Election of Directors" in the Proxy Statement.

          (c) Management of Registrant knows of no arrangements, including any pledge by any person of securities of Registrant, the operation of which may at a subsequent date result in a change in control of Registrant.

          (d)  Securities  Authorized  for Issuance  Under  Equity  Compensation
               Plans

         Set forth below is  information as of December 31, 2002 with respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.

                                                                  EQUITY COMPENSATION PLAN INFORMATION
                                                    (a)                       (b)                        (c)

                                                                                                 Number of securities
                                                 Number of                 Weighted-             remaining available
                                              securities to be         average exercise           for future issuance
                                                issued upon                price of                  under equity
                                                exercise of               outstanding             compensation plans
                                                outstanding                options,             (excluding securities
                                             options, warrants           warrants and            reflected in column
                                                 and rights                 rights                       (a))
                                             -----------------           ------------            -------------------
Equity compensation plans
  approved by shareholders

1995 Stock Option Plan                             81,119                   $13.18                       41,375

Management Stock Bonus Plan
and Trust Agreements                               18,450                       --                       11,473

Equity compensation plans
  not approved by shareholders                        N/A                      N/A                          N/A
                                                   ------                   ------                       ------
     TOTAL.............................            99,569                   $10.74                       52,848
                                                   ======                   ======                       ======

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

Item 13. Exhibits, List, and Reports on Form 8-K
------------------------------------------------

          (a)  The   following   exhibits   are   included  in  this  Report  or
               incorporated herein by reference:

                   3(i)    Articles of Incorporation of Wells Financial Corp.*
                   3(ii)   Bylaws of Wells Financial Corp.**
                  10.1     1995 Stock Option Plan of Wells Financial Corp.***
                  10.2     Management Stock Bonus Plan and Trust Agreements***
                  10.3     Change in Control Severance Agreement with James D. Moll****
                  10.4     Change in Control Severance Agreement with Gerald D. Bastian****
                  13       Annual  Report to  Stockholders  for the fiscal  year
                           ended   December   31,  2002  (only  those   portions
                           incorporated by reference in this document are deemed
                           filed)
                  21       Subsidiaries of Registrant****
                  23       Consent of McGladrey & Pullen, LLP
                  99.1     Certification pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K.

                  None

_____________________
* Incorporated by reference to the registration statement on Form S-1 (File No. 33-87922) declared effective by the SEC on February 13, 1995.
** Incorporated by reference to the identically numbered exhibit to the Registrant's Form 10-KSB for the year ended December 31,1998 (File No. 0-25342).
*** Incorporated by reference to the exhibits to the Registrant's proxy statement for a special meeting of stockholders held on November 15, 1995 and filed with the SEC on October 2, 1995 (File No. 0-25342).
**** Incorporated by reference to the identically numbered exhibit to the Registrant's Form 10-K for the year ended December 31, 1995.



Item 14.  Controls and Procedures
---------------------------------

         (a) Evaluation of disclosure  controls and  procedures.  Based on their
             --------------------------------------------------
evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls.  There were no significant changes in
             ----------------------------
the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 25, 2003.


                                   WELLS FINANCIAL CORP.



                                   By: /s/ Lonnie R. Trasamar
                                       --------------------------------------
                                       Lonnie R. Trasamar
                                       President and Chief Executive Officer
                                       (Duly Authorized Representative)


         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 25, 2003.


/s/ Lonnie R. Trasamar                                /s/ James D. Moll
-----------------------------------------------       --------------------------------------------
Lonnie R. Trasamar                                    James D. Moll
President, Chief Executive Officer and Director       Treasurer and Principal Financial and
(Principal Executive Officer)                         Accounting Officer
                                                      (Principal Financial and Accounting Officer)



/s/ Dale E. Stallkamp                                 /s/ Gerald D. Bastian
-----------------------------------------------       --------------------------------------------
Dale E. Stallkamp                                     Gerald D. Bastian
Director                                              Vice President and Director



/s/ Randel I. Bichler                                 /s/ Richard A. Mueller
-----------------------------------------------       --------------------------------------------
Randel I. Bichler                                     Richard A. Mueller
Chairman of the Board                                 Director



/s/ David Buesing
-----------------------------------------------
David Buesing
Director


                            SECTION 302 CERTIFICATION


     I, Lonnie R. Trasamar, President and Chief Executive Officer of Wells Financial Corp., certify that:

1.   I have reviewed this Annual Report on Form 10-KSB of Wells Financial Corp.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   Annual   Report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:   March 25, 2003                /s/Lonnie R. Trasamar
                                    ------------------------------------------
                                      Lonnie R. Trasamar
                                      President and Chief Executive Officer

                            SECTION 302 CERTIFICATION


     I, James D. Moll, Treasurer and Principal Financial and Accounting Officer of Wells Financial Corp., certify that:

1.   I have reviewed this Annual Report on Form 10-KSB of Wells Financial Corp.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     (c)  presented   in  this   Annual   Report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   March 25, 2003                /s/James D. Moll
                                      -------------------------------------
                                      James D. Moll
                                      Treasurer and Principal Financial and
                                      Accounting Officer