Form 10QSB
period 2003-03-31
WELLS FINANCIAL CORP
filed 2003-05-05
CIK 934739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         March 31, 2003
                                        ----------------------------------------
or

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

The number of shares outstanding of each of the issuer's classes of common stock as of May 5, 2003:

                    Class                                    Outstanding
                    -----                                    -----------
  $.10 par value per share, common stock                   1,130,886 Shares

           Transitional Small Business Disclosure Format (check one):
                                  Yes     No  X
                                      ---    ---

--------------------------------------------------------------------------------

                      WELLS FINANCIAL CORP. and SUBSIDIARY

                                [OBJECT OMITTED]


                                   FORM 10-QSB
                                      INDEX



         PART I - FINANCIAL INFORMATION:                                    Page


         Item 1.  Consolidated Financial Statements (Unaudited)


                  Consolidated Statements of Financial Condition               1
                  Consolidated Statements of Income                            2
                  Consolidated Statements of Comprehensive Income              3
                  Consolidated Statement of Stockholders' Equity               4
                  Consolidated Statements of Cash Flows                      5-6
                  Notes to Consolidated Financial Statements                 7-8



         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             9-14

         Item 3.    Controls and Procedures                                   15

         PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                           16

         Item 2.  Changes in Securities and Use of Proceeds                   16

         Item 3.  Defaults upon Senior Securities                             16

         Item 4.  Submission of Matters to a Vote of Security Holders         16

         Item 5.  Other Information                                           16

         Item 6.  Exhibits and Reports on Form 8-K                            16

         Signatures

--------------------------------------------------------------------------------

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Financial Condition
                      March 31, 2003 and December 31, 2002
                             (Dollars in Thousands)
                                   (Unaudited)

ASSETS
                                                                         2003         2002
                                                                      ---------    ---------
Cash, including interest-bearing accounts
     March 31, 2003 $45,636; December 31, 2002 $35,178                $  46,560    $  36,571
Certificates of deposit                                                     200          200
Securities available for sale, at fair value                             20,315       19,856
Federal Home Loan Bank Stock, at cost                                     1,875        1,875
Loans held for sale                                                      14,439        9,695
Loans receivable, net                                                   135,662      145,586
Accrued interest receivable                                               1,233        1,387
Foreclosed real estate                                                      417          209
Premises and equipment                                                    3,400        2,975
Mortgage servicing rights, net                                            2,242        2,179
Other assets                                                                115           83
                                                                      ---------    ---------
            TOTAL ASSETS                                              $ 226,458    $ 220,616
                                                                      =========    =========

LIABILITIES AND STOCKHOLDERS'  EQUITY

LIABILITIES
   Deposits                                                           $ 172,671    $ 169,126
   Borrowed funds                                                        23,000       23,000
   Advances from borrowers for taxes and insurance                        2,129        1,347
   Deferred income taxes                                                  1,301        1,376
   Accrued interest payable                                                 126           50
   Accrued expenses and other liabilities                                 1,348          494
                                                                      ---------    ---------
            TOTAL LIABILITIES                                           200,575      195,393
                                                                      ---------    ---------

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 500,000 shares
      Authorized; none outstanding                                            -            -
   Common stock, $.10 par value; authorized 7,000,000
      Shares; issued 2,187,500 shares                                       219          219
   Additional paid-in capital                                            16,959       16,985
   Retained earnings, substantially restricted                           24,950       24,287
   Accumulated other comprehensive income                                   627          746
   Unearned ESOP shares                                                       -          (29)
   Unearned compensation restricted stock awards                           (117)        (138)
   Treasury stock, at cost, 1,056,614 shares at March 31, 2003, and
      1,062,435 shares at December 31, 2002                             (16,755)     (16,847)
                                                                      ---------    ---------
            TOTAL STOCKHOLDERS' EQUITY                                   25,883       25,223
                                                                      ---------    ---------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 226,458    $ 220,616
                                                                      =========    =========

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                        Consolidated Statements of Income
                   Three Months Ended March 31, 2003 and 2002
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                           2003         2002
                                                        ----------   ----------
Interest and dividend income
   Loans receivable:
      First mortgage loans                              $    1,939   $    2,375
      Consumer and other loans                                 721          786
   Investment securities and other
       interest bearing deposits                               340          391
                                                        ----------   ----------
                    Total interest income                    3,000        3,552
                                                        ----------   ----------
Interest expense
   Deposits                                                    986        1,389
   Borrowed funds                                              307          307
                                                        ----------   ----------
                     Total interest expense                  1,293        1,696
                                                        ----------   ----------
                     Net interest income                     1,707        1,856
Provision for loan losses                                     --             23
                                                        ----------   ----------
     Net interest income after provision for
       loan losses                                           1,707        1,833
                                                        ----------   ----------
Noninterest income
   Gain on sale of loans originated for sale                   820          487
   Loan origination and commitment fees                        587          305
   Loan servicing fees                                         218          154
   Insurance commissions                                        94           80
   Fees and service charges                                    220          201
   Other                                                        30            8
                                                        ----------   ----------
                       Total noninterest income              1,969        1,235
                                                        ----------   ----------
Noninterest expense
   Compensation and benefits                                   911          787
   Occupancy and equipment                                     261          233
   Data processing                                             125          136
   Advertising                                                  59           46
   Amortization and valuation adjustments for
       mortgage servicing rights                               519          119
   Other                                                       341          298
                                                        ----------   ----------
                       Total noninterest expense             2,216        1,619
                                                        ----------   ----------
                        Income before income taxes           1,460        1,449
Income tax expense                                             572          596
                                                        ----------   ----------
                   Net Income                           $      888   $      853
                                                        ==========   ==========

Cash dividend declared per common share                 $     0.20   $     0.18
                                                        ==========   ==========
Earnings  per share
      Basic                                             $     0.79   $     0.73
                                                        ==========   ==========
      Diluted                                           $     0.77   $     0.71
                                                        ==========   ==========

Weighted average number of common shares outstanding:
           Basic                                         1,125,866    1,162,394
                                                        ==========   ==========
           Diluted                                       1,147,342    1,194,997
                                                        ==========   ==========

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                   Three Months Ended March 31, 2003 and 2002
                             (Dollars in Thousands)
                                   (Unaudited)




                                                           2003         2002
                                                        ----------   ----------
Net Income                                              $      888   $      853
Other comprehensive income:
   Unrealized appreciation (depreciation) on
   securities available for sale                              (202)        (212)
   Related deferred income taxes                                83           87
                                                        ----------   ----------
Comprehensive income                                    $      769   $      728
                                                        ==========   ==========



                (See Notes to Consolidated Financial Statements)

                                      WELLS FINANCIAL CORP. and SUBSIDIARY
                                 Consolidated Statement of Stockholders' Equity
                                        Three Months Ended March 31, 2003
                                             (Dollars in Thousands)
                                                   (Unaudited)

                                                                                     Unearned        Unearned
                                                                      Accumulated    Employee     Compensation             Total
                                              Additional                Other         Stock        Restricted              Stock-
                                     Common    Paid-In     Retained  Comprehensive   Ownership       Stock      Treasury   holders'
                                     Stock     Capital     Earnings     Income      Plan shares      Awards      Stock     Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002          $  219   $ 16,985     $ 24,287     $     746     $   (29)      $    (138)   $(16,847)  $25,223

Net income for the three
   months  ended  March 31, 2003         -          -          888             -           -               -           -       888

Net change in unrealized
   appreciation  on securities
   available for sale, net of
   related deferred taxes                -          -            -          (119)          -               -           -      (119)

Options exercised                        -        (76)           -             -           -               -          92        16

Amortization of unearned
   compensation                          -          -            -             -           -              21           -        21

Dividends on common stock                -          -         (225)            -           -               -           -      (225)

Allocated employee stock
   ownership plan shares                 -         50            -             -          29               -           -        79
                                 -------------------------------------------------------------------------------------------------

Balance March 31, 2003              $  219   $ 16,959     $ 24,950     $     627     $     -       $    (117)   $(16,755)  $25,883
                                 =================================================================================================


                                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2003 and 2002
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                       2003        2002
                                                                     --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                        $    888    $    853
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Provision for loan losses                                          -          23
         (Gain) on the sale of loans originated for sale                 (820)       (487)
         Amortization and valuation adjustments for mortgage
            servicing rights                                              519         119
         Compensation on allocation of ESOP shares                         79          72
         Amortization of unearned compensation                             21          17
         Write-down of foreclosed real estate                               -          23
         Deferred income taxes                                            (75)        (45)
         Depreciation and amortization on premises and equipment           79          58
         Amortization of deferred loan origination fees                   (21)        (40)
         Amortization of excess servicing fees, bond premiums and
            discounts                                                      19           1
         Loans originated for sale                                    (54,876)    (28,781)
         Proceeds from the sale of loans originated for sale           50,370      35,477
         Changes in assets and liabilities:
            Accrued interest receivable                                   154         (41)
            Other assets                                                   51          89
            Accrued expenses and other liabilities                        930         506
                                                                     --------    --------
         Net cash provided by (used in) operating activities           (2,682)      7,844
                                                                     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net decrease in loans                                           $  9,731    $  3,350
     Purchase of certificates of deposit                                 (100)          -
     Purchase of securities available for sale                         (6,480)    (11,044)
     Proceeds from the maturities of certificates of deposit              100           -
     Proceeds from the maturities of securities available for sale      5,800       2,773
     Purchase of premises and equipment                                  (504)        (69)
     Proceeds from the sale and redemption of foreclosed real estate       10           -
     Investment in foreclosed real estate                                  (4)         (4)
                                                                     --------    --------
         Net cash provided by (used in) investing activities            8,553      (4,994)
                                                                     --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase  (decrease) in deposits                         $  3,545    $ (1,573)
        Net increase in advances from borrowers
           for taxes and insurance                                        782         885
        Options exercised                                                  16         391
        Purchase of treasury stock                                          -        (172)
        Dividends on common stock                                        (225)       (209)
                                                                     --------    --------
            Net cash provided by (used in) financing activities         4,118        (678)
                                                                     --------    --------
      Net increase in cash and cash equivalents                         9,989       2,172

CASH AND CASH EQUIVALENTS:
   Beginning                                                           36,571      38,070
                                                                     --------    --------
   Ending                                                            $ 46,560    $ 40,242
                                                                     ========    ========

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                Consolidated Statements of Cash Flows (continued)
                   Three Months Ended March 31, 2003 and 2002
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                2003       2002
                                                                              -------    -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
     Interest on deposits                                                     $   910    $ 1,334
     Interest on borrowed funds                                                   307        307
     Income taxes                                                                 174         95
                                                                              =======    =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Transfers from loans to foreclosed real estate                           $   214    $    73
     Allocation of ESOP shares to participants                                     29         32
     Net change in unrealized appreciation on securities available for sale      (119)      (125)
                                                                              =======    =======


                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

         The foregoing consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The interim consolidated financial statements include the accounts of Wells Financial Corp. (Company), its subsidiary, Wells Federal Bank (Bank), and the Bank's subsidiaries, Greater Minnesota Mortgage, Inc., Wells Insurance Agency, Inc and Wells REIT Holding, LLC.


NOTE 2.  REGULATORY CAPITAL

         The following table presents the Bank's regulatory capital amounts and percents at March 31, 2003 and December 31, 2002.

                                          March 31, 2003      December 31, 2002
                                       Amount   Percent        Amount  Percent
             ------------------------------------------------------------------

             Tier 1 (Core) Capital
                  Required           $  8,809     4.00%      $  8,629    4.00%
                  Actual               19,459     8.84%        19,245    8.92%
                  Excess               10,650     4.84%        10,616    4.92%

             Risk-based Capital
                  Required             10,853     8.00%        10,956    8.00%
                  Actual               20,376    15.02%        20,153   14.72%
                  Excess                9,523     7.02%         9,197    6.72%

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

                                                   Number of Shares
                                                  Three months ended
                                                       March 31,
                                           -------------------------------
                                               2003               2002
                                           -------------------------------
Basic EPS                                   1,125,866           1,162,394
Effect of dilutive securities:
   Stock options                               21,476              32,603
                                           -------------------------------
Diluted EPS                                 1,147,342           1,194,997
                                           ===============================

NOTE 4.  SELECTED FINANCIAL RATIOS

                                                                           For the three months ended
                                                                                     March 31,
                                                                                2003         2002
                                                                           --------------------------
Return on assets
   (ratio of net income to average total assets) (1)                            1.59%        1.48%

Return on equity
   (ratio of net income to average equity) (1)                                 13.86%       14.18%

Equity to assets ratio
   (ratio of average equity to average total assets)                           11.43%       10.45%

Net interest margin
   (ratio of net interest income to average interest earning assets) (1)        3.17%        3.42%



(1)  Net income and net interest income have been annualized.

                     WELLS FINANCIAL CORP. and SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            And Results of Operations

General:

         Wells Financial Corp. (Company) was incorporated under the laws of the State of Minnesota in December 1994 for the purpose of owning all of the outstanding stock of Wells Federal Bank, fsb (Bank) issued in the mutual to stock conversion of the Bank. On April 11, 1995, the conversion was completed and $8.4 million of the net proceeds from the sale of the stock were provided to the Bank in exchange for all of the Bank's stock. The consolidated financial statements included herein are for the Company, the Bank and the Bank's wholly owned subsidiaries, Greater Minnesota Mortgage, Inc., Wells Insurance Agency, Inc and Wells REIT Holding, LLC.

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

         The Bank has eight full service offices located in Faribault, Martin, Blue Earth, Nicollet, Freeborn and Steele Counties, Minnesota and one loan origination office in Dakota County, Minnesota.

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

         Mortgage Servicing Rights. Mortgage servicing rights are capitalized and then amortized over the period of estimated servicing income. Management periodically evaluates its capitalized mortgage servicing rights for impairment. The valuation of mortgage servicing rights is based on estimated prepayment speeds, ancillary income received from servicing the loans and current interest rates. Changes in these factors from the estimates used may have a material effect on the valuation of the mortgage servicing rights. Although management believes that the assumptions used to determine the value of the mortgage servicing rights are reasonable, future material adjustments may be necessary if economic conditions vary from those used to estimate the value of the mortgage servicing rights.

Comparison of Financial Condition at March 31, 2003 and December 31, 2002:

         Total assets increased by $5,842,000, from $220,616,000 at December 31, 2002 to $226,458,000 at March 31, 2003. This increase was primarily the result of an increase of $9,989,000 in cash. Cash increased, primarily, due to an increase in deposits by the Company's customers of $3,545,000 and a decrease in total loans of $5,180,000. Due to the continued refinance market, loans held for sale increased by $4,744,000 from December 31, 2002 to March 31, 2003 while loans receivable decreased by $9,924,000 during the same period. Due to lower interest rates on residential mortgages, management continued to sell to the secondary market the majority of the residential mortgage loans that were originated during the first quarter of 2003. Included in the loans that were originated and sold during the quarter were loans from the Company's mortgage loan portfolio that were refinanced resulting in the decrease in loans receivable.

         In accordance with the Bank's internal classification of assets policy, management evaluates the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of the underlying collateral, and current economic conditions. As of March 31, 2003 and December 31, 2002, the balances in the allowance for loan losses and the allowance for loan losses as a percentage of total loans were $917,000 and $908,000 and 0.61% and 0.62%, respectively.

         Loans on which the accrual of interest has been discontinued amounted to $619,000 and $428,000 at March 31, 2003 and December 31, 2002, respectively. The effect of nonaccrual loans was not significant to the results of operations. The Company includes all loans considered impaired under FASB Statement No. 114 in nonaccrual loans. The amount of impaired loans was not material at March 31, 2003 and December 31, 2002.

         Liabilities increased by $5,182,000 from $195,393,000 at December 31, 2002 to $200,575,000 at March 31, 2003. This increase was primarily due to a $3,545,000 increase in deposits. The Company has been actively promoting its demand deposit and saving accounts as they provide a lower cost of funds than other deposit accounts. During the first quarter of 2003, the balance in the Company's demand deposit and savings accounts increased by $4,169,000 and $1,711,000, respectively. Partially offsetting this increase was a $2,335,000 decrease in certificates of deposit.

         Equity increased by $660,000 from $25,223,000 at December 31, 2002 to $25,883,000 at March 31, 2003. The increase in equity was primarily the result of net income for the first three months of 2003 of $888,000 being partially offset by the payment of $225,000 in cash dividends. On April 16, 2003, the Board of Directors of the Company declared a $0.20 per share cash dividend to be paid on May 15, 2003 to the stockholders of record on May 1, 2003. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2003 and March 31, 2002.

         Net Income. Net income increased by $35,000, or 4.1% for the quarter ended March 31, 2003 when compared to the same quarter during 2002. The increase in net income for the first quarter of 2003 when compared to the first quarter of 2002 was primarily due to an increase of $734,000 in noninterest income being offset by an increase of $597,000 in noninterest expense and a decrease in net interest income after provision for loan losses of $126,000.

         Interest Income. Interest income decreased by $552,000, or 15.5% for the quarter ended March 31, 2003 when compared to the same period in 2002. The decrease in interest income resulted from a $501,000 decrease in interest income from the Company's loan portfolio which was the result of a decrease in the average balance of the Company's loan portfolio during the first quarter of 2003 when compared to the first quarter of 2002 and, to a lesser extent, due to a general decrease in the yield on the Company's loan portfolio. Also contributing to the decrease in interest income was a $51,000 decrease in interest income from investment securities and interest bearing deposits. The decrease in interest income from investment securities and interest bearing deposits was the result of a general decrease in the yield on these investments during the first quarter of 2003 when compared to the same period in 2002.

         Interest Expense. Total interest expense decreased by $403,000, or 23.8%, for the quarter ended March 31, 2003 when compared to the same quarter in 2002 due to a decrease in interest expense on deposits. The decrease in interest expense on deposits was primarily the result of a decrease in the average rate paid on deposits.

         Net Interest income. Net interest income decreased by $149,000, or 8.0%, for the three month period ended March 31, 2003 when compared to the same period in 2002 due to the changes in interest income and interest expense described above.

         Provision for loan losses. The provision for loan losses decreased by $23,000 for the quarter ended March 31, 2003 when compared to the same period in 2002. Management evaluates the quality of the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan loss. Classified loans were 1.3% and 1.1% of total loans at March 31, 2003 and December 31, 2002, respectively. Nonaccrual loans were $619,000 and $428,000 at March 31, 2003 and December 31, 2002, respectively. The provision reflects management's monitoring of the allowance for loan losses in relation to the size and quality of the loan portfolio and adjusts the provision for loan losses to adequately provide for loan losses. Management determines the amounts of the allowance for loan losses in a systematic manner that includes self-correcting policies that adjust loss estimation methods on a periodic basis. While the Company maintains its allowance for loan losses at a level that is considered to be adequate to provide for potential losses, there can be no assurance that further additions will not be made to the loss allowance and that losses will not exceed estimated amounts.

         Activity in the Company's allowance for loan losses for the three months ended March 31, 2003 and 2002 is summarized as follows:

                                               2003                2002
                                            ---------           ---------

Balance on January 1,                       $ 908,111           $ 951,862
  Provision for loan losses                         -              22,500
  Charge-offs                                    (201)            (29,472)
  Recoveries                                    9,198               5,862
                                            ---------           ---------
Balance on March 31,                        $ 917,108           $ 950,752
                                            =========           =========


         Noninterest Income. Noninterest income increased by $734,000, or 59.4%, for the three month period ended March 31, 2003 when compared to the same period in 2002 primarily due to increases in the gain on sale of loans originated for sale and loan origination and commitment fees. Due to continued low interest rates on residential mortgage loans during the first three months of 2003, the Company sold to the secondary market a larger volume of loans during that period when compared to the same period in 2002. Market conditions during the first quarter of 2003 when compared to the first quarter of 2002 allowed the Company to obtain a more favorable price on the loans sold to the secondary market which also contributed to the increase in gain on sale of loans originated for sale and loan origination and commitment fees. Also contributing to the increase in noninterest income was a $64,000 increase in loan servicing fees which resulted from an increase in the average amount of loans serviced by the Company during the first quarter of 2003 when compared to the same period in 2002.

         Noninterest Expense. Noninterest expense increased by $597,000, or 36.9%, for the three months ended March 31, 2003 when compared to the same period during 2002 primarily due to an increase of $400,000 in the amortization and valuation adjustments for mortgage servicing rights. The amortization of mortgage servicing rights increased by $250,000 and the valuation allowance increased by $150,000 for the first quarter of 2003 when compared to the first quarter of 2002. The increase in the amortization and valuation adjustments in mortgage servicing rights is primarily due to increased prepayments resulting from refinancing due to the low interest rate environment. Management anticipates that prepayments will continue if rates remain at these historically low levels.

         Income Tax Expense. Income tax expense decreased by $24,000 for the three month period ended March 31, 2003 when compared to the same period in 2002. The decrease in income tax expense was primarily due to the Company reducing its effective income tax rate by using certain tax strategies to reduce its taxable income.

         Non-performing Assets. The following table sets forth the amounts and categories of non-performing assets at March 31, 2003 and December 31, 2002.

                                           March 31, 2003   December 31, 2002
                                           --------------   -----------------
                                               (Dollars in Thousands)
Non-accruing loans
    One to four family real estate            $  221               $  287
    Agricultural real estate                       -                    -
    Commercial                                   341                    -
    Consumer                                      57                  141
                                              ------               ------
Total                                         $  619               $  428
                                              ------               ------

Accruing loans which are contractually
past due 90 days or more
    One to four family real estate            $  252               $  249
    Commercial real estate                         -                    -
                                              ------               ------
Total                                         $  252               $  249
                                              ------               ------


Total non-accrual and accruing loans
past due 90 days or more                      $  871               $  677
                                              ======               ======

Repossessed and non-performing assets
   Repossessed property                       $  417               $  209
   Other non-performing assets                     -                    -
                                              ------               ------
Total repossessed and non-performing assets   $  417               $  209
                                              ------               ------

Total non-performing assets                   $1,288               $  886
                                              ======               ======

Total non-accrual and accruing loans
past due 90 days or more to net loans           0.58%                0.44%
                                              ======               ======

Total non-accrual and accruing loans
past due 90 days or more to total assets        0.38%                0.31%
                                              ======               ======

Total nonperforming assets to total assets      0.57%                0.40%
                                              ======               ======



         Financial Standards Board Statement No. 114, Accounting by Creditors for Impairment of a Loan, and Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, require that impaired loans within the scope of these Statements be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate; or as a practical expedient, either at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. At March 31, 2003 and December 31, 2002, the amount of loans that would be classified as impaired under these Statements is considered to be immaterial.

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

         On December 21, 2000, the Company approved a stock buy back program in which up to 125,000 shares of the common stock of the Company could be acquired. During 2001 and 2002 the Company bought 116,140 shares and 8,860 shares, respectively, which completed this buy back program. During 2002 the Company approved stock buy back programs in which up to 120,000 shares of the common stock of the Company could be acquired. During 2002 the Company bought 80,000 shares of its common stock under these buy back programs.

         The Company paid a cash dividend of $0.20 per share on February 24, 2003. On April 16, 2003 the Company declared a cash dividend of $0.20 per share payable on May 15, 2002 to stockholders of record on May 1, 2003. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

         Savings institutions like the Bank are required to meet prescribed regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. At March 31, 2003, the Bank exceeded all current capital requirements. See Note 2 in the notes to Consolidated Financial Statements.

                   WELLS FINANCIAL CORP. and SUBSIDIARIES




Item 3.  Controls and Procedures.
-------  ------------------------

     a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     b) Changes in internal controls. There were no significant changes in the Registrant's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                     WELLS FINANCIAL CORP. and SUBSIDIARIES
                                 March 31, 2003

                                   FORM 10-QSB


PART II. OTHER INFORMATION
--------------------------


Item 1.           Legal Proceedings

                  None

Item 2.           Changes in Securities and Use of Proceeds

                  None

Item 3.           Defaults upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  None

Item 5.           Other information

                  None

Item 6.           Exhibits and Reports of Form 8-K

                    a. Exhibits: 99.1 Certification pursuant to 18 U.S.C. ss. 1350 of the Sarbanes Oxley Act of 2002

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



WELLS FINANCIAL CORP.




By:  /s/ Lonnie R. Trasamar                                    Date: May 5, 2003
     ------------------------------------------------------          -----------
     Lonnie R. Trasamar
     President and Chief Executive Officer


By:  /s/ James D. Moll                                         Date: May 5, 2003
     ------------------------------------------------------          -----------
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



Date:  May 5, 2003                         /s/ Lonnie R. Trasamar
------------------                         ----------------------
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



Date:  May 5, 2003      /s/ James D. Moll
------------------      ----------------------------
                        James D. Moll
                        Treasurer and Principal Financial and Accounting Officer