Form 10QSB
period 2003-06-30
WELLS FINANCIAL CORP
filed 2003-08-01
CIK 934739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended          June 30, 2003
                                        ----------------------------------------
or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------    ------------------

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

The number of shares outstanding of each of the issuer's classes of common stock as of August 1, 2003:

                  Class                                         Outstanding
                  -----                                         -----------
$.10 par value per share, common stock                        1,133,172 Shares

           Transitional Small Business Disclosure Format (check one):
                                 Yes       No  X
                                     ---      ---

================================================================================

                      WELLS FINANCIAL CORP. and SUBSIDIARY

                                [OBJECT OMITTED]

                                   FORM 10-QSB
                                      INDEX



         PART I - FINANCIAL INFORMATION:                                    Page
         -------------------------------                                    ----

         Item 1.  Consolidated Financial Statements (Unaudited)
                  Consolidated Statements of Financial Condition              1
                  Consolidated Statements of Income                           2
                  Consolidated Statements of Comprehensive Income             3
                  Consolidated Statement of Stockholders' Equity              4
                  Consolidated Statements of Cash Flows                     5-6
                  Notes to Consolidated Financial Statements                7-9


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            10-16

         Item 3.  Controls and Procedures                                     17

         PART II - OTHER INFORMATION
         ---------------------------

         Item 1.  Legal Proceedings                                           18

         Item 2.  Changes in Securities and Use of Proceeds                   18

         Item 3.  Defaults upon Senior Securities                             18

         Item 4.  Submission of Matters to a Vote of Security Holders         18

         Item 5.  Other Information                                           19

         Item 6.  Exhibits and Reports on Form 8-K                            19

         Signatures

================================================================================

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Financial Condition
                       June 30, 2003 and December 31, 2002
                             (Dollars in Thousands)
                                   (Unaudited)


ASSETS
                                                                  2003         2002
                                                               ---------    ---------
Cash, including interest-bearing accounts
     June 30, 2003 $38,376; December 31, 2002 $35,178          $  39,439    $  36,571
Certificates of deposit                                              200          200
Securities available for sale, at fair value                      23,157       19,856
Federal Home Bank Stock                                            1,875        1,875
Loans held for sale                                               13,445        9,695
Loans receivable, net                                            138,362      145,586
Accrued interest receivable                                        1,342        1,387
Foreclosed real estate                                               330          209
Premises and equipment                                             3,421        2,975
Mortgage servicing rights                                          2,505        2,179
Other assets                                                         106           83
                                                               ---------    ---------
TOTAL ASSETS                                                   $ 224,182    $ 220,616
                                                               =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits                                                    $ 171,257    $ 169,126
   Borrowed funds                                                 23,000       23,000
   Advances from borrowers for taxes and insurance                 1,434        1,347
   Deferred Income taxes                                           1,384        1,376
   Accrued interest payable                                          198           50
   Accrued expenses and other liabilities                            232          494
                                                               ---------    ---------
            TOTAL LIABILITIES                                    197,505      195,393
                                                               ---------    ---------

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 500,000 shares
      Authorized; none outstanding                                     -            -
   Common stock, $.10 par value; authorized 7,000,000
      Shares; issued 2,187,500 shares                                219          219
   Additional paid-in capital                                     16,970       16,985
   Retained earnings, substantially restricted                    25,728       24,287
   Accumulated other comprehensive income                            602          746
   Unearned ESOP shares                                                -          (29)
   Unearned compensation restricted stock awards                     (96)        (138)
 Treasury stock, at cost, 1,056,064 shares at June 30, 2003,
      and 1,062,435 shares at December 31, 2002                  (16,746)     (16,847)
                                                               ---------    ---------
            TOTAL STOCKHOLDERS' EQUITY                            26,677       25,223
                                                               ---------    ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 224,182    $ 220,616
                                                               =========    =========

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended        Six Months Ended
                                                                June 30,                  June 30,
                                                        -----------------------   -----------------------
                                                           2003         2002         2003         2002
                                                        ----------   ----------   ----------   ----------
Interest and dividend income
   Loans receivable:
      First mortgage loans                              $    1,876   $    2,323   $    3,815   $    4,698
      Consumer and other loans                                 709          780        1,419        1,566
   Investment securities and other
       interest bearing deposits                               316          420          653          811
                                                        ----------   ----------   ----------   ----------
                    Total interest income                    2,901        3,523        5,887        7,075
                                                        ----------   ----------   ----------   ----------
Interest Expense
   Deposits                                                    897        1,290        1,880        2,679
   Borrowed funds                                              310          310          617          617
                                                        ----------   ----------   ----------   ----------
                     Total interest expense                  1,207        1,600        2,497        3,296
                                                        ----------   ----------   ----------   ----------
                     Net interest income                     1,694        1,923        3,390        3,779
Provision for loan losses                                        -            -            -           23
                                                        ----------   ----------   ----------   ----------
     Net interest income after provision for
           loan losses                                       1,694        1,923        3,390        3,756
                                                        ----------   ----------   ----------   ----------
Noninterest income
   Gain on sale of loans originated for sale                   777          268        1,597          755
   Loan origination and commitment fees                        814          195        1,401          500
   Loan servicing fees                                         231          165          449          319
   Insurance commissions                                       117          100          211          180
   Fees and service charges                                    196          201          416          402
   Other                                                        41           26           69           34
                                                        ----------   ----------   ----------   ----------
                       Total noninterest income              2,176          955        4,143        2,190
                                                        ----------   ----------   ----------   ----------
Noninterest expense
   Compensation and benefits                                 1,054          882        1,966        1,669
   Occupancy and equipment                                     271          215          532          448
   Data processing                                             127          101          252          237
   Advertising                                                  74           54          133          100
   Amortization & valuation adjustments
    for mortgage servicing rights                               85          130          604          249
   Other                                                       593          298          920          596
                                                        ----------   ----------   ----------   ----------
                  Total noninterest expense                  2,204        1,680        4,407        3,299
                                                        ----------   ----------   ----------   ----------
                   Income before taxes                       1,666        1,198        3,126        2,647

Income tax expense                                             662          514        1,234        1,110
                                                        ----------   ----------   ----------   ----------
                   Net Income                           $    1,004   $      684   $    1,892   $    1,537
                                                        ==========   ==========   ==========   ==========

Cash dividends declared per share                       $     0.20   $     0.18   $     0.40   $     0.36
                                                        ==========   ==========   ==========   ==========
Earnings per share
      Basic earnings per share                          $     0.89   $     0.58   $     1.68   $     1.31
                                                        ==========   ==========   ==========   ==========
      Diluted earnings per share                        $     0.87   $     0.56   $     1.64   $     1.27
                                                        ==========   ==========   ==========   ==========

Weighted average number of common shares outstanding:
           Basic                                         1,131,085    1,179,732    1,128,490    1,172,861
                                                        ==========   ==========   ==========   ==========
           Diluted                                       1,159,797    1,214,891    1,153,604    1,210,548
                                                        ==========   ==========   ==========   ==========

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                             (Dollars in Thousands)
                                   (Unaudited)

                                               Three Months Ended     Six Months Ended
                                                     June 30,            June 30,
                                               ------------------    ------------------
                                                 2003       2002       2003       2002
                                               -------    -------    -------    -------
Net Income                                     $ 1,004    $   684    $ 1,892    $ 1,537

Other comprehensive income:
   Unrealized appreciation (depreciation) on
     securities available for sale                 (42)       227       (244)        15
   Related deferred income taxes                    17        (93)       100         (6)
                                               -------    -------    -------    -------
Comprehensive income                           $   979    $   818    $ 1,748    $ 1,546
                                               =======    =======    =======    =======

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                         Six Months Ended June 30, 2003
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                      Unearned
                                                                        Accumu-       Employee      Unearned
                                                                        lated          Stock         Compen-
                                                                        Other          Owner-        sation                 Total
                                               Additional               Compre-        ship        Restricted               Stock
                                    Common      Paid-In    Retained     hensive        Plan          Stock    Treasury      holders'
                                     Stock      Capital    Earnings     Income        shares         Awards    Stock        Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002       $  219     $ 16,985   $ 24,287        $  746     $   (29)     $     (138)   $(16,847)    $ 25,223

Net income for the six months
   ended June 30, 2003                -            -      1,892             -           -               -           -        1,892

Net change in unrealized
   appreciation on securities
   available for sale, net of
   related deferred taxes             -            -          -          (144)          -               -           -         (144)

Options exercised                     -          (79)         -             -           -               -         101           22

 Tax benefit related to
   exercised options                  -           14          -             -           -               -           -           14

Amortization of unearned
   compensation                       -            -          -             -           -              42           -           42

 Dividends on common stock            -            -       (451)            -           -               -           -         (451)

Allocated employee stock
   ownership plan shares              -           50          -             -          29               -           -           79
                               ----------------------------------------------------------------------------------------------------

Balance June 30, 2003            $  219     $ 16,970   $ 25,728        $  602     $     -      $     (96)   $ (16,746)    $ 26,677
                               ====================================================================================================

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                      Consolidated Statements of Cash Flow
                     Six Months Ended June 30, 2003 and 2002
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                          2003         2002
                                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                           $   1,892    $   1,537
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
     Provision for loan losses                                                 -           23
     (Gain) on the sale of loans originated for sale                      (1,597)        (755)
     Compensation on allocation of ESOP shares                                79          151
     Amortization of restricted stock awards                                  42           34
     Tax benefit from exercised options                                       14          128
     Gain on the sale of foreclosed real estate                               (2)          (7)
     Write-down of foreclosed real estate                                      -           30
     Deferred income taxes                                                   108           71
     Depreciation on premises and equipment                                  172          115
     Amortization of deferred loan origination fees                          (32)         (70)
     Amortization and valuation adjustments for mortgage servicing
       rights                                                                604          249
     Amortization of securities premiums and discounts                        57            9
     Loans originated for sale                                          (128,354)     (48,807)
     Proceeds from the sale of loans originated for sale                 125,270       55,690
     Changes in assets and liabilities:
     Accrued interest receivable                                              45         (453)
     Other assets                                                            (22)          13
     Accrued expenses and other liabilities                                 (114)         284
                                                                       ---------    ---------
         Net cash provided by (used in) operating activities              (1,838)       8,242
                                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net decrease in loans                                             $   7,042    $   4,762
     Purchase of certificates of deposit                                    (100)           -
     Purchase of securities available for sale                           (13,974)     (15,302)
     Proceeds from the maturities of certificates of deposit                 100            -
     Proceeds from the maturities of securities available for sale        10,372        5,595
     Proceeds from the sale and redemption of foreclosed real estate         102          220
     Purchase of premises and equipment                                     (618)        (130)
     Investment in foreclosed real estate                                     (7)          (4)
                                                                       ---------    ---------
         Net cash provided by (used in) investment activities              2,917       (4,859)
                                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in deposits                               $   2,131    $  (5,792)
     Net increase (decrease) in advances from borrowers
       for taxes and insurance                                                87          (31)
     Options exercised                                                        22          396
     Purchase of treasury stock                                                -         (172)
     Dividends on common stock                                              (451)        (420)
                                                                       ---------    ---------
         Net cash (used in) financing activities                           1,789       (6,019)
                                                                       ---------    ---------
     Net increase (decrease) in cash and cash equivalents                  2,868       (2,636)

CASH:
     Beginning                                                            36,571       38,070
                                                                       ---------    ---------
     Ending                                                            $  39,439    $  35,434
                                                                       =========    =========

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                Consolidated Statements of Cash Flow (continued)
                     Six Months Ended June 30, 2003 and 2002
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                2003       2002
                                                                              -------    -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
     Interest on deposits                                                     $ 1,732    $ 2,569
     Interest on borrowed funds                                                   617        617
     Income taxes                                                               1,156        801
                                                                              =======    =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Transfers from loans to foreclosed real estate                           $   214    $   158
     Allocation of ESOP shares to participants                                     29         63
     Net change in unrealized appreciation on securities available for sale      (144)         9
                                                                              =======    =======

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                   (Unaudited)

NOTE 1.  SELECTED ACCOUNTING POLICIES

Basis of presentation

         The foregoing consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The interim consolidated financial statements include the accounts of Wells Financial Corp. (Company), its subsidiary, Wells Federal Bank (Bank), and the Bank's subsidiaries, Greater Minnesota Mortgage, Inc., Wells Insurance Agency, Inc. and Wells REIT Holding, LLC.

Employee stock plans

         At June 30, 2003, the Company had three stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Account for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had compensation cost for all of the stock-based compensation plans been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation):

                                                               Three months ended         Six months ended
                                                                    June 30,                 June 30,
                                                             ----------------------   ----------------------
                                                                2003        2002         2003         2002
                                                             ---------    --------    ---------    ---------
Net Income:
   As reported                                               $   1,004    $    684    $   1,892    $   1,537
     Deduct total stock-based employee compensation
     expense  determined  under fair value based  method for
     all awards, net of related tax effects                         (6)         (7)         (11)         (14)
                                                             ---------    --------    ---------    ---------
Pro Forma                                                          998         677        1,881        1,523
                                                             =========    ========    =========    =========

Basic earnings per share:
   As reported                                               $    0.89    $   0.58    $    1.68    $    1.31
   Pro forma                                                      0.88        0.57         1.67         1.30

Diluted earnings per share:
   As reported                                               $    0.87    $   0.56    $    1.64    $    1.27
   Pro forma                                                      0.86        0.56         1.63         1.26


                      WELLS FINANCIAL CORP. and SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                   (Unaudited)

Use of estimates

         In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities s of the date of the statements of financial condition and revenues and expenses for the reporting period. Actual results could differ from those estimates. Two material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of mortgage servicing rights.

         Management believes that the allowance for loan loss is adequate. While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan loss. Such agencies may require the Company to recognize additions to the allowance for loan loss based on their judgments about information available to them at the time of their examination.

         Mortgage servicing rights are subject to change based primarily on changes in the mix of loans, interest rates, prepayment speeds, or default rates from the estimates used in the valuation of the mortgage servicing rights. Such changes may have a material effect on the amortization and valuation of mortgage servicing rights. Although management believes that the assumptions used to evaluate the mortgage servicing rights for impairment are reasonable, future adjustment may be necessary if future conditions differ substantially from the economic estimates used to determine the value of the mortgage servicing rights.

NOTE 2.  REGULATORY CAPITAL

         The following table presents the Bank's regulatory capital amounts and percents at June 30, 2003 and December 31, 2002.

                                 June 30, 2003               December 31, 2002
                               Amount      Percent         Amount        Percent
--------------------------------------------------------------------------------
                                          (Dollars in Thousands)
Tier 1 (Core) Capital
     Required               $   8,709       4.00%      $    8,629         4.00%
     Actual                    19,573       8.99%          19,245         8.92%
     Excess                    10,864       4.99%          10,616         4.92%

Risk-based Capital
     Required                  11,189       8.00%          10,956         8.00%
     Actual                    20,476      14.64%          20,153        14.72%
     Excess                     9,287       6.64%           9,197         6.72%

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

                                                  Number of Shares
                              Three months ended June 30,     Six months ended June 30,
                              ---------------------------     -------------------------
                                   2003        2002              2003        2002
                                 ---------   ---------         ---------   ---------
Basic EPS                        1,131,085   1,179,732         1,128,490   1,172,861
Effect of dilutive securities:
   Stock options                    28,712      35,159            25,114      37,687
                                 ---------------------         ---------------------
Diluted EPS                      1,159,797   1,214,891         1,153,604   1,210,548
                                 =====================         =====================


NOTE 4.  SELECTED FINANCIAL DATA

                                                                            For the six months ended
                                                                                    June 30,
                                                                                2003         2002
                                                                             ----------------------
Return on assets
   (ratio of net income to average total assets) (1)                            1.69%        1.34%

Return on equity
   (ratio of net income to average equity) (1)                                 14.57%       12.57%

Equity to assets ratio
   (ratio of average equity to average total assets)                           11.59%       10.67%

Net interest margin
   (ratio of net interest income to average interest earning assets) (1)        3.14%        3.48%

      (1) Net income and net interest income have been annualized.

                     WELLS FINANCIAL CORP. and SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            And Results of Operations

General:

         Wells Financial Corp. (Company) was incorporated under the laws of the State of Minnesota in December 1994 for the purpose of owning all of the outstanding stock of Wells Federal Bank, fsb (Bank) issued in the mutual to stock conversion of the Bank. On April 11, 1995, the conversion was completed and $8.4 million of the net proceeds from the sale of the stock were provided to the Bank in exchange for all of the Bank's stock. The consolidated financial statements included herein are for the Company, the Bank and the Bank's wholly owned subsidiaries, Greater Minnesota Mortgage, Inc. and Wells Insurance Agency, Inc., and Wells REIT Holding, LLC.

         The income of the Company is derived primarily from the operations of the Bank and the Bank's subsidiaries, and to a lesser degree from interest income from securities and certificates of deposit with other banks. The Bank's net income is primarily dependent upon the difference (or spread) between the average yield earned on loans, investments and mortgage-backed securities and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. Net income is also affected by, among other things, provision for loan losses, gains on the sale of interest earning assets, service charges, servicing fees, subsidiary activities, operating expenses and income taxes.

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

         Mortgage Servicing Rights. Mortgage servicing rights are capitalized and then amortized over the period of estimated servicing income. Management periodically evaluates its capitalized mortgage servicing rights for impairment. The valuation of mortgage servicing rights is based on estimated prepayment speeds, ancillary income received from servicing the loans and current interest rates. Changes in these estimates may have a material effect on the valuation of the mortgage servicing rights. Although management believes that the estimates used to determine the value of the mortgage servicing rights are reasonable, future material adjustments may be necessary if economic conditions vary from those used to estimate the value of the mortgage servicing rights.


Comparison of Financial Condition at June 30, 2003 and December 31, 2002:

         Total assets increased by $3,566,000, from $220,616,000 at December 31, 2002 to $224,182,000 at June 30, 2003. The increase in assets was primarily due to increases of $2,868,000, $3,301,000 and $3,750,000 in cash, securities available for sale and loans held for sale, respectively, being partially offset by a $7,224,000 decrease in loans receivable. The decrease in loans receivable resulted from the continued refinance market. Due to lower interest rates on residential mortgages, management continued to sell to the secondary market the majority of the residential mortgage loans that were originated during the first half of 2003. Included in the loans that were originated and sold during the first half of 2003 were loans from the Company's mortgage loan portfolio that were refinanced resulting in the decrease in loans receivable. Cash that was received from the decrease in loans receivable and from an increase in deposits was used to increase securities available for sale and cash.

         In accordance with the Bank's internal classification of assets policy, management evaluates the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions. As of June 30, 2003 and December 31, 2002 the balances in the allowance for loan losses and the allowance for loan losses as a percentage of total loans were $903,000 and $908,000 and 0.59% and 0.58%, respectively.

         Activity in the Company's allowance for loan losses for the six months ended June 30, 2003 and 2002 is summarized as follows:

                                 2003         2002
                              ---------    ---------

Balance on January 1,         $ 908,000    $ 952,000
  Provision for loan losses           -       23,000
  Charge-offs                   (17,000)     (57,000)
  Recoveries                     12,000       14,000
                              ---------    ---------
Balance on June 30,           $ 903,000    $ 932,000
                              =========    =========

         Loans on which the accrual of interest has been discontinued amounted to $780,000 and $428,000 at June 30, 2003 and December 31, 2002, respectively. The effect of nonaccrual loans was not significant to the results of operations. The Company includes all loans considered impaired under FASB Statement No. 114 in nonaccrual loans. The amount of impaired loans was not material at June 30, 2003 and December 31, 2002.

         Mortgage servicing rights are capitalized and then amortized over the period of estimated servicing income. Management periodically evaluates its capitalized mortgage servicing rights for impairment. The table below summarizes capitalization, amortization and change in valuation of the Company's mortgage servicing rights during the periods indicated.

                                               Three months ended             Six months ended
                                                    June 30,                      June 30,
                                               2003           2002           2003           2002
                                           -----------    -----------    -----------    -----------
Mortgage servicing rights
Balance at beginning of period             $ 3,052,000    $ 2,140,000    $ 2,839,000    $ 1,850,000
   Mortgage servicing rights capitalized       348,000        238,000        930,000        647,000
   Amortization expense                       (515,000)      (130,000)      (884,000)      (249,000)
                                           -----------    -----------    -----------    -----------
Balance at end of period                   $ 2,885,000    $ 2,248,000    $ 2,885,000    $ 2,248,000
                                           ===========    ===========    ===========    ===========

Valuation reserve
Balance at beginning of period             $  (810,000)   $         -    $  (660,000)   $         -
   Additions                                         -              -       (150,000)             -
   Subtractions                                430,000              -        430,000              -
                                           -----------    -----------    -----------    -----------
Balance at end of period                   $  (380,000)   $         -    $  (380,000)   $         -
                                           ===========    ===========    ===========    ===========

Mortgage Servicing Rights, net             $ 2,505,000    $ 2,248,000    $ 2,505,000    $ 2,248,000
                                           ===========    ===========    ===========    ===========

         Liabilities increased by $2,112,000 from $195,393,000 at December 31, 2002 to $197,505,000 at June 30, 2003. This increase is primarily due to a $2,131,000 increase in deposits. The Company has been actively promoting its demand deposit and saving accounts as they provide a lower cost of funds than other deposit accounts. During the first six months of 2003, the balance in the Company's demand deposit and savings accounts increased by $5,270,000 and $3,273,000, respectively. Partially offsetting the increases in demand deposit and savings accounts was a $6,412,000 decrease in certificates of deposit.

         Equity increased by $1,451,000 from $25,223,000 at December 31, 2002 to $26,677,000 at June 30, 2003. The increase in equity was primarily the result of net income for the first half of 2003 of $1,892,000 being partially offset by the payment of $451,000 in cash dividends. On July 15, 2003, the Board of Directors of the Company declared a $0.20 per share cash dividend to be paid on August 15, 2003 to the stockholders of record on August 1, 2003. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.


Comparison of Operating Results for the Three and Six-Month Periods Ended June 30, 2003 and June 30, 2002.

         Net Income. Net income increased by $320,000, or 46.8% for the three-month period ended June 30, 2003 when compared to the same period during 2002. The increase in net income for the second quarter of 2003 when compared to the second quarter of 2002 was primarily due to an increase of $1,221,000 in noninterest income being partially offset by an increase of $524,000 in noninterest expense and a decrease in net interest income after provision for loan losses of $229,000.

         Net income for the six months ended June 30, 2003 increased by $355,000, or 23.1%, when compared to the first six months of 2002. This increase in net income was primarily due to an increase of $1,953,000 in noninterest income being partially offset by an increase of $1,108,000 in noninterest expense and a decrease in net interest income after provision for loan losses of $366,000.

        Interest Income. Interest income decreased by $622,000 and $1,188,000, or 17.7% and 16.8%, for the three and six-month periods ended June 30, 2003, respectively, when compared to the same periods in 2002. These decreases were primarily the result of a decrease in interest income from the Company's loan portfolio during the first six months of 2003 when compared to the same period in 2002 due to a decrease in the average balance of the Company's loan portfolio during the first six months of 2003 when compared to the first six months of 2002 and, to a lesser extent, due to a general decrease in the yield on the Company's loan portfolio. Also contributing to the decrease in interest income was a $104,000 and $158,000 decrease in interest income from investment securities and interest bearing deposits for the three and six months ended June 30, 2003, respectively. The decrease in interest income from investment securities and interest bearing deposits was the result of a general decrease in the yield on these investments.

         Interest Expense. Total interest expense decreased by $393,000 and $799,000, or 24.6% and 24.2%, for the quarter and six months ended June 30, 2003, respectively, when compared to the same periods in 2002. The decrease in interest expense was primarily the result of a decrease in the average rate paid on deposits that resulted from a change in the composition of the Company's deposits and a general decrease in market interest rates.

         Net Interest income. Net interest income decreased by $229,000 and $389,000, or 11.9% and 10.3%, for the three and six-month periods ended June 30, 2003, respectively, when compared to the same periods in 2002 due to the changes in interest income and interest expense described above.

         Provision for loan losses. The Company made no provision for loan losses during the second quarter of 2003 or 2002. The provision for loan losses decreased by $23,000 for the six months ended June 30, 2003 when compared to the same period in 2002. Management evaluates the quality of the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan loss. Classified loans were 1.6% and 1.1% of total loans at June 30, 2003 and December 31, 2002, respectively. Nonaccrual loans were $780,000 and $428,000 at June 30, 2003 and December 31, 2002, respectively. The provision reflects management's monitoring of the allowance for loan losses in relation to the size and quality of the loan portfolio and adjusts the provision for loan losses to adequately provide for loan losses. Management determines the amounts of the allowance for loan losses in a systematic manner that includes self-correcting policies that adjust loss estimation methods on a periodic basis. While the Company maintains its allowance for loan losses at a level that is considered to be adequate to provide for potential losses, there can be no assurance that further additions will not be made to the loss allowance and that losses will not exceed estimated amounts.

         Noninterest Income. Noninterest income increased by $1,221,000 and $1,953,000, or 127.9% and 89.2%, for the three and six-month periods ended June 30, 2003, respectively, when compared to the same periods in 2002 primarily due to increases in the gain on sale of loans originated for sale and loan origination and commitment fees. Due to low interest rates on residential mortgage loans during the first half of 2003, the Company sold to the secondary market a larger volume of loans during that period when compared to the same period in 2002. Market conditions during the first half of 2003 when compared to the first half of 2002 allowed the Company to obtain a more favorable price on the loans sold to the secondary market which also contributed to the increase in the gain on sale of loans originated for sale and loan origination and commitment fees. Also contributing to the increase in noninterest income was a $66,000 and $130,000 increase in loan servicing fees for the quarter and six months ended June 30, 2003, respectively, when compared to the same periods in 2002 which resulted from an increase in the average amount of loans serviced by the Company during 2003.

         Noninterest Expense. Noninterest expense increased by $524,000 and $1,108,000, or 31.2% and 33.6%, for the three and six-months ended June 30, 2003, respectively, when compared to the same periods during 2002. These increases were primarily the result of increases in other noninterest expense and in compensation and benefits. The increase in other noninterest expense resulted primarily from a $175,000 loss realized by the Company on one of its customer's deposit accounts. The increase in compensation and benefits resulted from annual compensation adjustments and increases in commissions paid to loan officers for the origination of loans. Also affecting noninterest expense was the amortization and valuation adjustments for mortgage servicing rights. The amortization and valuation adjustments of mortgage servicing rights decreased by $45,000 and increased by $355,000 for the quarter and six months ended June 30, 2003 when compared to the same periods in 2002. On a quarterly basis, the Company evaluates its mortgage servicing rights for impairment. Due to changes in estimates used to calculate the fair value of mortgage servicing rights during the second quarter of 2003, the Company recorded a $430,000 recovery of previously recorded impairments.

         Income Tax Expense. Income tax expense increased by $148,000 and $124,000 for the three and six-month periods ended June 30, 2003, respectively, when compared to the same periods in 2002. These changes are the result of increased income before taxes for the periods ended June 30, 2003 when compared to the same periods in 2002. During 2003 the Company was able to reduce its effective income tax rate by using certain tax strategies to reduce its taxable income.

         Non-performing Assets. The following table sets forth the amounts and categories of non-performing assets at June 30, 2003 and December 31, 2002.

                                            June 30, 2003    December 31, 2002
                                            -------------    -----------------
                                                  (Dollars in Thousands)
Non-accruing loans
   One to four family real estate             $  260                $  287
   Commercial                                    295                     -
   Consumer                                      225                   141
                                              ------                ------
Total                                         $  780                $  428
                                              ------                ------

Accruing loans which are contractually
past due 90 days or more
   One to four family real estate             $  102                $  249
                                              ------                ------
Total                                         $  102                $  249
                                              ------                ------


Total non-accrual and accruing loans
past due 90 days or more                      $  882                $  677
                                              ======                ======

Repossessed and non-performing assets
   Repossessed property                       $  330                $  209
   Other non-performing assets                     -                     -
                                              ------                ------
Total repossessed and non-performing assets   $  330                $  209
                                              ======                ======

Total non-performing assets                   $1,212                $  886
                                              ======                ======

Total non-accrual and accruing loans
past due 90 days or more to net loans           0.58%                 0.44%
                                              ======                ======

Total non-accrual and accruing loans
past due 90 days or more to total assets        0.39%                 0.31%
                                              ======                ======

Total nonperforming assets to total assets      0.54%                 0.40%
                                              ======                ======


         Financial Standards Board Statement No. 114, Accounting by Creditors for Impairment of a Loan, and Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, require that impaired loans within the scope of these Statements be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate; or as a practical expedient, either at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. At June 30, 2003 and December 31, 2002, the value of loans that would be classified as impaired under these Statements is considered to be immaterial.

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

         The Company paid a cash dividend of $0.20 per share on February 24, 2003 and May 15, 2003. On July 15, 2003 the Company declared a cash dividend of $0.20 per share payable on August 15, 2003 to stockholders of record on August 1, 2003. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

         Savings institutions like the Bank are required to meet prescribed regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. At June 30, 2003, the Bank exceeded all current capital requirements. See Note 2 in the notes to Consolidated Financial Statements.

         The Office of Thrift Supervision (OTS) has adopted a core capital requirement for savings institutions comparable to the requirement for national banks. The OTS core capital requirement for the Bank is 4% of adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 8.99% at June 30, 2003.

                     WELLS FINANCIAL CORP. and SUBSIDIARIES
                             Controls and Procedures



Item 3.  Controls and Procedures.
-------  ------------------------

     a)   Evaluation  of  disclosure  controls  and  procedures.  Based on their
          -----------------------------------------------------
          evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     b)   Changes in internal controls. There were no significant changes in the
          ----------------------------
          Registrant's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                     WELLS FINANCIAL CORP. and SUBSIDIARIES
                                  June 30, 2003

                                   FORM 10-QSB

PART II. OTHER INFORMATION
--------------------------

Item 1.         Legal Proceedings
                -----------------

                None

Item 2.         Changes in Securities and Use of Proceeds
                -----------------------------------------

                None

Item 3.         Defaults upon Senior Securities
                -------------------------------

                None

Item 4.         Submission of Matters to a Vote of Security Holders
                ---------------------------------------------------

                The Annual Meeting of Stockholders of the Company was held on April 16, 2003 at 4:00 p.m. The Meeting was for the purpose of the election of two directors for terms to expire in 2006 and ratification of the appointment of McGladrey & Pullen, LLP as the Company's independent Auditors for the fiscal year ending December 31, 2003.

                The following is a record of the votes cast in the election of directors of the Company:

                                                     For       Withheld
                                                     ---       --------
                Lonnie R. Trasamar                 982,869      24,305
                Gerald D. Bastian                  978,830      28,344

                Accordingly, Lonnie R. Trasamar and Gerald D. Bastian were declared to be duly elected directors of the Company for terms terms to expire as stated above.

                The following Directors continued in office - Randel I. Bichler, Dale E. Stallkamp, Richard Mueller and David Buesing.

                The   following  is  a  record  of  the  votes  cast  for  the
                ratification of the appointment of McGladrey & Pullen, LLP as the Company's independent auditors for 2003.

                      For:   999,661,  Against:   6,328,  Abstain:  1,185

                     WELLS FINANCIAL CORP. and SUBSIDIARIES
                                  June 30, 2003

                                   FORM 10-QSB


PART II. OTHER INFORMATION (continued)
--------------------------

Item 5.           Other information
-------           -----------------

                  None

Item 6.           Exhibits and Reports of Form 8-K
-------           --------------------------------

                  a. Exhibits:
                      (i)  Exhibit 31 - Section 302 certification
                      (ii) Exhibit 32 - Section 906 certification

                  b.  (i)  The Registrant filed a Form 8-K on April 28, 2003 pursuant to items 7 and 9 to report earnings for the quarter ended March 31, 2003.

No other information is required to be filed under Part II of the form


================================================================================

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



WELLS FINANCIAL CORP.




By:  /s/ Lonnie R. Trasamar                              Date:    August 1, 2003
     ------------------------------------------------             --------------
     Lonnie R. Trasamar
     President and Chief Executive Officer


By:  /s/ James D. Moll                                   Date:    August 1, 2003
     ------------------------------------------------             --------------
     James D. Moll
     Treasurer and Principal Financial & Accounting Officer