Form 10QSB
period 2003-09-30
WELLS FINANCIAL CORP
filed 2003-11-07
CIK 934739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    September 30, 2003
                                           ------------------
or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    ---------------

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

The number of shares outstanding of each of the issuer's classes of common stock as of November 7, 2003:

                     Class                                Outstanding
                     -----                                -----------

$.10 par value per share, common stock                  1,135,327 Shares

           Transitional Small Business Disclosure Format (check one):
                                  Yes      No   X
                                      ---      ---

                      WELLS FINANCIAL CORP. and SUBSIDIARY

                                [OBJECT OMITTED]


                                   FORM 10-QSB
                                      INDEX

================================================================================

PART I - FINANCIAL INFORMATION:                                             Page
-------------------------------                                             ----


Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition                        1
         Consolidated Statements of Income                                     2
         Consolidated Statements of Comprehensive Income                       3
         Consolidated Statement of Stockholders' Equity                        4
         Consolidated Statements of Cash Flows                               5-6
         Notes to Consolidated Financial Statements                          7-9



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations and Use of Proceeds           10-16

Item 3.  Controls and Procedures                                              17

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                    18

Item 2.  Changes in Securities and Use of Proceeds                            18

Item 3.  Defaults upon Senior Securities                                      18

Item 4.  Submission of Matters to a Vote of Security Holders                  18

Item 5.  Other Information                                                    18

Item 6.  Exhibits and Reports on Form 8-K                                     18

Signatures

================================================================================

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Financial Condition
                    September 30, 2003 and December 31, 2002
                             (Dollars in Thousands)
                                   (Unaudited)


ASSETS
                                                              2003         2002
                                                            ---------    ---------
Cash, including interest-bearing accounts
  September 30, 2003 $39,055; December 31, 2002 $35,178     $  40,601    $  36,571
Certificates of deposit                                           200          200
Securities available for sale, at fair value                   24,576       19,856
Federal Home Loan Bank Stock, at cost                           1,300        1,875
Loans held for sale                                             4,577        9,695
Loans receivable, net                                         143,335      145,586
Accrued interest receivable                                     1,161        1,387
Foreclosed real estate                                            195          209
Premises and equipment                                          3,536        2,975
Mortgage servicing rights, net                                  2,747        2,179
Other assets                                                      225           83
                                                            ---------    ---------
        TOTAL ASSETS                                        $ 222,453    $ 220,616
                                                            =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits                                                 $ 167,622    $ 169,126
   Borrowed funds                                              23,000       23,000
   Advances from borrowers for taxes and insurance              2,251        1,347
   Deferred income taxes                                        1,389        1,376
   Accrued interest payable                                       273           50
   Accrued expenses and other liabilities                         514          494
                                                            ---------    ---------
        TOTAL LIABILITIES                                     195,049      195,393
                                                            ---------    ---------

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 500,000 shares
      authorized; none outstanding                                  -            -
   Common stock, $.10 par value; authorized 7,000,000
      shares; issued 2,187,500 shares                             219          219
   Additional paid-in capital                                  16,938       16,985
   Retained earnings, substantially restricted                 26,636       24,287
   Accumulated other comprehensive income                         405          746
   Unearned ESOP shares                                             -          (29)
   Unearned compensation restricted stock awards                  (80)        (138)
   Treasury stock, at cost, 1,054,060 shares at September
   30, 2003, and 1,062,435 shares at December 31, 2002        (16,714)     (16,847)
                                                            ---------    ---------
        TOTAL STOCKHOLDERS' EQUITY                             27,404       25,223
                                                            ---------    ---------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 222,453    $ 220,616
                                                            =========    =========

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                    Three Months Ended        Nine Months Ended
                                                       September 30,             September 30,
                                                  -----------------------   -----------------------
                                                     2003         2002         2003         2002
                                                  ----------   ----------   ----------   ----------
Interest and dividend income
   Loans receivable:
      First mortgage loans                        $    1,674   $    2,253   $    5,489   $    6,951
      Consumer and other loans                           698          829        2,117        2,395
   Investment securities and other
       Interest bearing deposits                         275          387          928        1,198
                                                  ----------   ----------   ----------   ----------
                    Total interest income              2,647        3,469        8,534       10,544
                                                  ----------   ----------   ----------   ----------
Interest Expense
   Deposits                                              763        1,211        2,643        3,890
   Borrowed funds                                        314          314          931          931
                                                  ----------   ----------   ----------   ----------
                     Total interest expense            1,077        1,525        3,574        4,821
                                                  ----------   ----------   ----------   ----------
                     Net interest income               1,570        1,944        4,960        5,723
Provision for loan losses                                  -            -            -           23
                                                  ----------   ----------   ----------   ----------
     Net interest income after provision for
           loan losses                                 1,570        1,944        4,960        5,700
                                                  ----------   ----------   ----------   ----------
Noninterest income
   Gain on sale of loans originated for sale             974          319        2,571        1,074
   Loan origination and commitment fees                  670          426        2,071          926
   Loan servicing fees                                   242          171          691          490
   Insurance commissions                                 135          120          346          300
   Fees and service charges                              404          177          820          579
   Other                                                  66           26          135           60
                                                  ----------   ----------   ----------   ----------
                       Total noninterest income        2,491        1,239        6,634        3,429
                                                  ----------   ----------   ----------   ----------
Noninterest expense
   Compensation and benefits                           1,068          848        3,034        2,517
   Occupancy and equipment                               298          211          830          659
   Data processing                                       106          101          358          338
   Advertising                                            73           62          206          162
   Amortization and valuation adjustments for
     mortgage servicing rights                           250          194          854          443
   Other                                                 439          344        1,359          940
                                                  ----------   ----------   ----------   ----------
                  Total noninterest expense            2,234        1,760        6,641        5,059
                                                  ----------   ----------   ----------   ----------
                   Income before taxes                 1,827        1,423        4,953        4,070

Income tax expense                                       692          577        1,926        1,687
                                                  ----------   ----------   ----------   ----------
                   Net income                     $    1,135   $      846   $    3,027   $    2,383
                                                  ==========   ==========   ==========   ==========

Cash dividends declared per share                 $     0.20   $     0.18   $     0.60   $     0.54
                                                  ==========   ==========   ==========   ==========
Earnings per share
      Basic earnings per share                    $     1.00   $     0.72   $     2.68   $     2.02
                                                  ==========   ==========   ==========   ==========
      Diluted earnings per share                  $     0.98   $     0.70   $     2.62   $     1.97
                                                  ==========   ==========   ==========   ==========
Weighted average number of common shares
      outstanding:
           Basic                                   1,132,939    1,182,522    1,129,989    1,178,437
                                                  ==========   ==========   ==========   ==========
           Diluted                                 1,157,877    1,213,478    1,154,927    1,212,180
                                                  ==========   ==========   ==========   ==========

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                             (Dollars in Thousands)
                                   (Unaudited)



                                     Three Months Ended     Nine Months Ended
                                       September 30,          September 30,
                                     ------------------     -----------------
                                      2003       2002       2003       2002
                                     -------    -------    -------    -------
Net Income                           $ 1,135    $   846    $ 3,027    $ 2,383

Other comprehensive income:
   Unrealized appreciation on
     securities available for sale      (334)       (15)      (578)         -
   Related deferred income taxes         137          6        237          -
                                     -------    -------    -------    -------
Comprehensive income                 $   938    $   837    $ 2,686    $ 2,383
                                     =======    =======    =======    =======


                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                      Nine Months Ended September 30, 2003
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                      Unearned
                                                                                      Employee      Unearned
                                                                      Accumulated       Stock     Compensation              Total
                                               Additional                 Other       Ownership   Restricted                Stock-
                                    Common      Paid-In   Retained    Comprehensive     Plan        Stock      Treasury     holders'
                                     Stock      Capital   Earnings        Income       shares       Awards      Stock       Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002          $  219     $ 16,985   $ 24,287        $   746     $   (29)     $  (138)  $ (16,847)    $ 25,223

Net income for the nine months
   ended September 30, 2003              -            -      3,027              -           -            -           -        3,027

Net change in unrealized
   appreciation  on securities
   available for sale, net of
   related deferred taxes                -            -          -           (341)          -            -           -         (341)

Options exercised                        -         (111)         -              -           -            -         133           22

 Tax benefit related to
   exercised options                     -           14          -              -           -            -           -           14

Amortization of unearned
   compensation                          -            -          -              -           -           58           -           58

 Dividends on common stock               -            -       (678)             -           -            -           -         (678)

Allocated employee stock
   ownership plan shares                 -           50          -              -          29            -           -           79
                                 ---------------------------------------------------------------------------------------------------
Balance September 30, 2003          $  219     $ 16,938   $ 26,636        $   405     $     -      $  (80)   $ (16,714)    $ 27,404
                                 ===================================================================================================

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                      Consolidated Statements of Cash Flow
                  Nine Months Ended September 30, 2003 and 2002
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                          2003         2002
                                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                          $   3,027    $   2,383
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Provision for loan losses                                             -           23
         Gain on the sale of loans originated for sale                    (2,571)      (1,074)
         Compensation on allocation of ESOP shares                            79          227
         Amortization of restricted stock awards                              58           61
         Tax benefit from exercised options                                   14          128
         Loss (gain) on the sale of foreclosed real estate                     6           (7)
         Write-down of foreclosed real estate                                  -           30
         Deferred income taxes                                               250           81
         Depreciation and amortization on premises and equipment             262          173
         Amortization of deferred loan origination fees                      (79)         (96)
         Amortization and valuation adjustments for mortgage
           servicing rights                                                  854          443
         Amortization of securities premiums and discounts                   106           17
         Loans originated for sale                                      (191,011)     (93,228)
         Proceeds from the sale of loans originated for sale             197,278       90,982
         Changes in assets and liabilities:
         Accrued interest receivable                                         226         (250)
         Other assets                                                       (142)         (28)
         Accrued expenses and other liabilities                              243          345
                                                                       ---------    ---------
         Net cash provided by operating activities                         8,600          210
                                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net decrease in loans                                             $   2,075    $   5,117
     Purchase of certificates of deposit                                    (200)        (100)
     Purchase of securities available for sale                           (21,403)     (17,287)
     Purchase of Federal Home Loan Bank stock                                (14)           -
     Proceeds from the maturities of certificates of deposit                 200          100
     Proceeds from the maturities of securities available for sale        15,999       11,229
     Proceeds from the sale of Federal Home Loan Bank stock                  589            -
     Proceeds from the sale and redemption of foreclosed real estate         269          234
     Purchase of premises and equipment                                     (823)        (389)
     Investment in foreclosed real estate                                     (6)          (6)
                                                                       ---------    ---------
         Net cash used in investment activities                           (3,314)      (1,102)
                                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net decrease in deposits                                       $  (1,504)   $  (8,581)
        Net increase in advances from borrowers
           for taxes and insurance                                           904          470
        Options exercised                                                     22          396
        Purchase of treasury stock                                             -         (172)
        Dividends on common stock                                           (678)        (631)
                                                                       ---------    ---------
         Net cash used in financing activities                            (1,256)      (8,518)
                                                                       ---------    ---------
      Net increase (decrease) in cash and cash equivalents                 4,030       (9,410)

CASH:
   Beginning                                                              36,571       38,070
                                                                       ---------    ---------
   Ending                                                              $  40,601    $  28,660
                                                                       =========    =========


                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                Consolidated Statements of Cash Flow (continued)
                  Nine Months Ended September 30, 2003 and 2002
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                               2003       2002
                                                                              -------    -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
     Interest on deposits                                                     $ 2,420    $ 3,738
     Interest on borrowed funds                                                   931        931
     Income taxes                                                               1,901      1,501
                                                                              =======    =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
     Transfers from loans to foreclosed real estate                           $   255    $   236
     Allocation of ESOP shares to participants                                     29         95
     Net change in unrealized appreciation on securities available for sale      (341)         -
     Building costs in accounts payable                                             -        172
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

Employee stock plans

         At September 30, 2003, the Company had three stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Account for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost on options awarded under these plans has been recognized, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had compensation cost for the stock option plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation):

                                                            Three months ended        Nine months ended
                                                              September 30,             September 30,
                                                          ----------------------   ----------------------
                                                             2003        2002         2003         2002
                                                          ---------    --------    ---------    ---------
Net income:
   As reported                                            $   1,135    $    846    $   3,027    $   2,383
   Deduct total stock-based employee compensation
   expense determined under fair value based method for
   all awards, net of related tax effects                        (6)         (7)         (17)         (21)
                                                          ---------    --------    ---------    ---------
   Pro forma                                                  1,129         839        3,010        2,362
                                                          =========    ========    =========    =========

Basic earnings per share:
   As reported                                            $    1.00    $   0.72    $    2.68    $    2.02
   Pro forma                                                   1.00        0.71         2.66         2.00

Diluted earnings per share:
   As reported                                            $    0.98    $   0.70    $    2.62    $    1.97
   Pro forma                                                   0.98        0.69         2.61         1.95

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                   Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                   (Unaudited)

Use of estimates

         In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the reporting period. Actual results could differ from those estimates. Two material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of mortgage servicing rights.

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

NOTE 2.  REGULATORY CAPITAL

         The following table presents the Bank's regulatory capital amounts and percents at September 30, 2003 and December 31, 2002.

                                 September 30, 2003    December 31, 2002
                                 Amount    Percent      Amount   Percent
     -------------------------------------------------------------------
                                      (Dollars in Thousands)
     Tier 1 (Core) Capital
          Required              $ 8,587     4.00%      $ 8,629    4.00%
          Actual                 19,716     9.18%       19,245    8.92%
          Excess                 11,129     5.18%       10,616    4.92%

     Risk-based Capital
          Required               11,790     8.00%       10,956    8.00%
          Actual                 20,621    13.99%       20,153   14.72%
          Excess                  8,831     5.99%        9,197    6.72%

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

         A reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share is presented in the following chart.

                                                      Number of Shares
                                      Three months ended       Nine months ended
                                         September 30,           September 30,
                                    --------------------------------------------------
                                         2003          2002         2003          2002
                                    ------------------------   -----------------------
Basic EPS                           1,132,939     1,182,522     1,129,989    1,178,437
Effect of dilutive securities:
   Stock options                       24,938        30,956        24,938       33,743
                                    ------------------------   -----------------------
Diluted EPS                         1,157,877     1,213,478     1,154,927    1,212,180
                                    ========================   =======================

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

         The Bank has eight full service offices located in Wells, Blue Earth, Mankato, Fairmont, North Mankato, Albert Lea, St. Peter and Owatonna, Minnesota and a loan origination office in Farmington, Minnesota. During the fourth quarter of 2003 the Bank leased a facility and opened a loan origination office in Mason City, Iowa.

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


Comparison of Financial Condition at September 30, 2003 and December 31, 2002:

         Total assets increased by $1,837,000, from $220,616,000 at December 31, 2002 to $222,453,000 at September 30, 2003. The increase in assets was primarily due to increases of $4,030,000 and $4,720,000 in cash and securities available for sale, respectively, being partially offset by decreases of $5,118,000 and $2,251,000 in loans held for sale and loans receivable, respectively. The decrease in loans receivable resulted from the continued refinance market. Due to lower interest rates on residential mortgages, management continued to sell to the secondary market the majority of the residential mortgage loans that were originated during the first nine months of 2003. Included in the loans that were originated and sold during the first nine months of 2003 were loans from the Company's mortgage loan portfolio that were refinanced resulting in the decrease in loans receivable. Cash that was received from the decrease in loans available for sale and in loans receivable was used to increase securities available for sale.

         In accordance with the Bank's internal classification of assets policy, management evaluates the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions. As of September 30, 2003 and December 31, 2002 the balances in the allowance for loan losses and the allowance for loan losses as a percentage of total loans were $905,000 and $908,000 and 0.61% and 0.58%, respectively.

         Activity in the Company's allowance for loan losses for the nine months ended September 30, 2003 and 2002 is summarized as follows:

                                         2003                 2002
                                      ---------            ---------

Balance on January 1,                 $ 908,000            $ 952,000
  Provision for loan losses                   -               23,000
  Charge-offs                           (17,000)             (65,000)
  Recoveries                             14,000               18,000
                                      ---------            ---------
Balance on September 30,              $ 905,000            $ 928,000
                                      =========            =========


         Loans on which the accrual of interest has been discontinued amounted to $912,000 and $428,000 at September 30, 2003 and December 31, 2002,
respectively. The effect of nonaccrual loans was not significant to the results of operations. The Company includes all loans considered impaired under FASB Statement No. 114 in nonaccrual loans. The amount of impaired loans was not material at September 30, 2003 and December 31, 2002.

         Mortgage servicing rights are capitalized and then amortized over the period of estimated servicing income. Mortgage loans serviced by the Company for the secondary market increased by $103 million from $272 million at September 30, 2002 to $375 million at September 30, 2003 which resulted in an increase in mortgage servicing rights of $613,000. The amortization of mortgage servicing rights increased by $221,000 and $856,000 for the quarter and nine months ended September 30, 2003 when compared to the same periods in 2002. The amortization of mortgage servicing rights results from scheduled amortization and from the immediate amortization of any remaining mortgage servicing right that is attached to a loan that is prepaid. During 2003, the Company experienced an increase in amortization due to prepayments as relatively low market interest rates on residential mortgages resulted in refinances of loans the Company services for the secondary market. As stated above the Company's portfolio of loans it services for the secondary market increased in 2003. As a result, scheduled amortization in future periods will be higher than it was in 2003. Future amortization due to prepayments will, in large part, be determined by future market interest rates. Management periodically evaluates its capitalized mortgage servicing rights for impairment. Due to changes in the estimates used to value its mortgage servicing rights, which resulted from changes in market conditions, the Company was able to recapture $165,000 and $445,000 of previously recorded impairments during the three and nine month periods ended September 30, 2003, respectively. Further changes in market conditions may allow the Company to recapture the remaining valuation reserve of $215,000. The table below summarizes capitalization, amortization and change in valuation of the Company's mortgage servicing rights during the periods indicated.


                                              Three months ended             Nine months ended
                                                 September 30,                 September 30,
                                           --------------------------    --------------------------
                                               2003           2002           2003           2002
                                           --------------------------    --------------------------
Mortgage servicing rights
Balance at beginning of period             $ 2,885,000    $ 2,248,000    $ 2,839,000    $ 1,850,000
   Mortgage servicing rights capitalized       492,000        295,000      1,422,000        942,000
   Amortization expense                       (415,000)      (194,000)    (1,299,000)      (443,000)
                                           --------------------------    --------------------------
Balance at end of period                   $ 2,962,000    $ 2,349,000    $ 2,962,000    $ 2,349,000
                                           ==========================    ==========================

Valuation reserve
Balance at beginning of period             $  (380,000)   $         -    $  (660,000)   $         -
   Additions                                         -              -       (150,000)             -
   Subtractions                                165,000              -        595,000              -
Balance at end of period                   $  (215,000)   $         -    $  (215,000)   $         -
                                           --------------------------    --------------------------
Mortgage Servicing Rights, net             $ 2,747,000    $ 2,349,000    $ 2,747,000    $ 2,349,000
                                           ==========================    ==========================

         Liabilities decreased by $344,000 from $195,393,000 at December 31, 2002 to $195,049,000 at September 30, 2003. This decrease is primarily due to a $1,504,000 decrease in deposits being partially offset by a $904,000 increase in advances from borrowers for taxes and insurance. The increase in advances from borrowers for taxes and insurance resulted from the increase in loans serviced described above and from the timing of payment of real estate taxes.

         Equity increased by $2,181,000 from $25,223,000 at December 31, 2002 to $27,404,000 at September 30, 2003. The increase in equity was primarily the result of net income for the first nine months of 2003 of $3,027,000 being partially offset by the payment of $678,000 in cash dividends. On October 21, 2003, the Board of Directors of the Company declared a $0.20 per share cash dividend to be paid on November 17, 2003 to stockholders of record on November 3, 2003. Subject to the Company's earnings and capital requirements, it is the current intention of the Company to continue to pay regular quarterly cash dividends.


Comparison of Operating Results for the Three and Nine-Month Periods Ended September 30, 2003 and September 30, 2002.

         Net Income. Net income increased by $289,000, or 34.2% for the three-month period ended September 30, 2003 when compared to the same period during 2002. The increase in net income was primarily due an increase of $1,252,000 in noninterest income being partially offset by a $374,000 decrease in net interest income and a $474,000 increase in noninterest expense for the three months ended September 30, 2003 when compared to the same period in 2002.

         Net income for the nine months ended September 30, 2003 increased by $644,000, or 27.0%, when compared to the first nine months of 2002. This increase in net income was primarily the result of increase of $3,205,000 in noninterest income being partially offset by a decrease of $763,000 in net interest income and a $1,582,000 increase in noninterest expense.

         Interest Income. Interest income decreased by $822,000 and $2,010,000, or 23.7% and 19.1%, for the three and nine-month periods ended September 30, 2003, respectively, when compared to the same periods in 2002. These decreases were primarily the result of a decrease in interest income from the Company's loan portfolio during the first nine months of 2003 when compared to the first nine months of 2002. This decrease was due to a decrease of $12.6 million in the average balance of the Company's loan portfolio and to a decrease of 0.9% in the yield on the Company's loan portfolio, from 7.6% for the nine months ended September 30, 2002 to 6.7% for the nine months ended September 30, 2003. Also contributing to the decrease in interest income was a $112,000 and $270,000 decrease in interest income from investment securities and interest bearing deposits for the three and nine months ended September 30, 2003, respectively. The decrease in interest income from investment securities and interest bearing deposits was the result of a general decrease in the yield on these investments.

         Interest Expense. Total interest expense decreased by $448,000 and $1,247,000, or 29.4% and 25.9%, for the quarter and nine months ended September 30, 2003 when compared to the same periods in 2002. The decrease in interest expense was primarily the result of a decrease in the weighted average rate paid on deposits and borrowed funds of 0.7%, from 3.2% for the nine months ended September 30, 2002 to 2.5% for the nine months ended September 30, 2003.

         Net Interest Income. Net interest income decreased by $374,000 and 763,000, or 19.2% and 13.3% for the quarter and the nine-months ended September 30, 2003 when compared to the same periods in 2002 due to the changes in interest income and interest expense described above. The Company's net interest margin, the ratio of net interest income to average interest earning assets, decreased by 11.0% from 3.45% for the nine months ended September 30, 2002 to 3.07% for the nine months ended September 30, 2003.

         Provision for Loan Losses. The Company made no provision for loan losses during the third quarter of 2003 or 2002. The provision for loan losses decreased by $23,000 for the nine months ended September 30, 2003 when compared to the same period in 2002. Management evaluates the quality of the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan loss. Classified loans were 1.8% and 1.1% of total loans at September 30, 2003 and December 31, 2002, respectively. Nonaccrual loans were $912,000 and $428,000 at September 30, 2003 and December 31, 2002, respectively. The provision reflects management's monitoring of the allowance for loan losses in relation to the size and quality of the loan portfolio and adjusts the provision for loan losses to adequately provide for loan losses. Management determines the amounts of the allowance for loan losses in a systematic manner that includes self-correcting policies that adjust loss estimation methods on a periodic basis. While the Company maintains its allowance for loan losses at a level that is considered to be adequate to provide for potential losses, there can be no assurance that further additions will not be made to the loss allowance and that losses will not exceed estimated amounts.

         Noninterest Income. Noninterest income increased by $1,252,000 and $3,205,000, or 101.0% and 93.5%, for the three and nine months ended September 30, 2003, respectively, when compared to the same periods in 2002 primarily due to increases in the gain on sale of loans originated for sale and loan origination and commitment fees. Due to low interest rates on residential mortgage loans during the first nine months of 2003, the Company originated and sold to the secondary market a larger volume of loans during that period when compared to the same period in 2002. Because the company retains servicing on a majority of these loans, a larger amount of servicing assets were capitalized in 2003. These servicing assets are reported as a component of gain on sale of loans originated for sale in the Consolidated Statements of Income. Market conditions during the first nine months of 2003 when compared to the same period in 2002 allowed the Company to obtain a more favorable price on the loans sold to the secondary market which also contributed to the increase in the gain on sale of loans originated for sale. During the third quarter of 2003, interest rates on residential mortgages began increasing slightly. If this trend of increased interest rates continues, the amount of loan originations and sales to the secondary market would decrease which would result in a reduction in the gain on sale of loans originated for sale and loan origination and commitment fees in future periods. Also contributing to the increase in noninterest income was a $71,000 and $201,000 increase in loan servicing fees for the quarter and nine months ended September 30, 2003, respectively, when compared to the same periods in 2002 which resulted from an increase in the average amount of loans serviced by the Company during 2003.

         Noninterest Expense. Noninterest expense increased by $474,000 and $1,582,000, or 26.9% and 31.3%, for the three and nine months ended September 30, 2003, respectively, when compared to the same periods during 2002. These increases were primarily the result of increases in compensation and benefits and in other noninterest expense. The increase in compensation and benefits resulted from annual compensation adjustments and increases in commissions paid to loan officers for the origination of loans. The increase in other noninterest expense resulted primarily from a $175,000 loss realized by the Company on one of its customer's deposit accounts. Also affecting noninterest expense was the amortization and valuation adjustments for mortgage servicing rights. The amortization and valuation adjustments of mortgage servicing rights increased by $56,000 and $411,000 for the three and nine-month periods ended September 30, 2003, respectively, when compared to the same periods in 2002. On a quarterly basis, the Company evaluates its mortgage servicing rights for impairment. Due to changes in estimates used to calculate the fair value of mortgage servicing rights during the first nine months of 2003, which resulted from changes in market conditions, the Company recorded a $445,000 recovery of previously recorded impairments.

         Income Tax Expense. Income tax expense increased by $115,000 and increased by $239,000 for the three and nine-month periods ended September 30, 2003, respectively, when compared to the same periods in 2002. These changes are the result of increased income before taxes for the periods ended September 30, 2003 when compared to the same periods in 2002. During 2003 the Company was able to reduce its effective income tax rate by using certain tax strategies to reduce its taxable income. The Company expects its current tax rate to remain relatively constant in future periods.

         Non-performing Assets. The following table sets forth the amounts and categories of non-performing assets at September 30, 2003 and December 31, 2002.

                                           September 30, 2003      December 31, 2002
                                           -----------------------------------------
                                                  (Dollars in Thousands)
Non-accrual loans
    One to four family real estate            $  320                    $  287
     Commercial real estate                      294                         -
     Commercial                                  196                         -
    Consumer                                     102                       141
                                              ------                    ------
Total                                         $  912                    $  428
                                              ------                    ------

Accruing loans which are contractually
past due 90 days or more
    One to four family real estate            $  316                    $  249
                                              ------                    ------
Total                                         $  316                    $  249
                                              ------                    ------


Total non-accrual and accruing loans
past due 90 days or more                      $1,228                    $  677
                                              ======                    ======

Repossessed and non-performing assets
   Repossessed property                       $  195                    $  209
   Other non-performing assets                     -                         -
                                              ------                    ------
Total repossessed and non-performing assets   $  195                    $  209
                                              ------                    ------

Total non-performing assets                   $1,423                    $  886
                                              ======                    ======

Total non-accrual and accruing loans
past due 90 days or more to total loans         0.83%                     0.44%
                                              ======                    ======

Total non-accrual and accruing loans
past due 90 days or more to total assets        0.55%                     0.31%
                                              ======                    ======

Total nonperforming assets to total assets      0.64%                     0.40%
                                              ======                    ======

         Generally accepted accounting principles require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate; or as a practical expedient, either at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. At September 30, 2003 and December 31, 2002, the value of loans that would be classified as impaired is considered to be immaterial.

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

         The Company paid a cash dividend of $0.20 per share on February 24, 2003, May 15, 2003 and August 15, 2003. On October 21, 2003 the Company declared a cash dividend of $0.20 per share payable on November 17, 2003 to stockholders of record on November 3, 2003. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

         Savings institutions like the Bank are required to meet prescribed regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. At September 30, 2003, the Bank exceeded all current capital requirements. See Note 2 in the notes to Consolidated Financial Statements.

         The Office of Thrift Supervision (OTS) has adopted a core capital requirement for savings institutions comparable to the requirement for national banks. The OTS core capital requirement for the Bank is 4% of adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 9.18% at September 30, 2003.

                     WELLS FINANCIAL CORP. and SUBSIDIARIES
                             Controls and Procedures



Item 3.   Disclosure Controls and Procedures.
-------   -----------------------------------

     (a)  Evaluation  of  disclosure  controls  and  procedures.  Based on their
          -----------------------------------------------------
          evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and the principal financial officer have concluded that as of the end of the periods covered by this Quarterly Report on Form 10-QSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.


     (b)  Changes in internal controls.  During the quarter under report,  there
          ----------------------------
          was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6.           Exhibits and Reports of Form 8-K
                  --------------------------------

                    a.   Exhibits:

                         (i)  Exhibit 31 - Section 302 certification

                         (ii) Exhibit 32 - Section 906 certification

                    b. (i) The Registrant filed a Form 8-K on July 30, 2003 pursuant to items 7 and 9 to report earnings for the quarter ended June 30, 2003, respectively.


No other information is required to be filed under Part II of the form

--------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



WELLS FINANCIAL CORP.



By:  /s/ Lonnie R. Trasamar                                          Date:  November 7, 2003
     --------------------------------------------------------               ----------------
       Lonnie R. Trasamar
       President and Chief Executive Officer


By:  /s/ James D. Moll                                               Date:  November 7, 2003
     --------------------------------------------------------               ----------------
       James D. Moll
       Treasurer and Principal Financial & Accounting Officer
