Form 10KSB
period 2003-12-31
WELLS FINANCIAL CORP
filed 2004-03-19
CIK 934739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                        December 31, 2003
                          ------------------------------------------------------

                                     - OR -

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------

Commission file number:   0-25342
                        -----------

                              Wells Financial Corp.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

                Minnesota                                         41-1799504
--------------------------------------------              ----------------------
       (State or other jurisdiction of                         (I.R.S. employer
      of incorporation or organization)                      identification no.)

    53 First Street, S.W., Wells, Minnesota                       56097
---------------------------------------------           ------------------------
   (Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code:           (507) 553-3151
                                                           ---------------------
Securities registered pursuant to Section 12(b) of the Act:         None
                                                           ---------------------
Securities registered pursuant to Section 12(g) of the Act:

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
Yes   X    No
    -----     -----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

         Registrant's revenues for the year ended December 31, 2003 were $19.3 million.

         Registrant's voting stock trades on the Nasdaq National Market under the symbol "WEFC." The aggregate market value of the voting stock held by non-affiliates of registrant, based upon the closing price of such stock as of March 1, 2004 ($34.00 per share), was $33.1 million.

         As of March 1, 2004, registrant had 1,159,751 shares of Common Stock outstanding.

         Transitional small Business Disclosure Format (Check one):
 Yes      No    X .
     ---       ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Part II -- Portions of Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2003.
2. Part III -- Portions of Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders.

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

Item 1. Business
----------------

General

         Wells Financial Corp. ("Registrant" or the "Company") is a unitary savings and loan holding company that was incorporated in December 1994 under the laws of the State of Minnesota for the purpose of acquiring all of the issued and outstanding common stock of Wells Federal Bank, fsb (the "Bank"). This acquisition occurred in April 1995 at the time the Bank simultaneously converted from a mutual to a stock institution, and sold all of its outstanding capital stock to the Company and the Company made its initial public offering of common stock (the "Conversion"). As of December 31, 2003, the Company had total assets of $223.8 million, total deposits of $169.7 million, and stockholders' equity of $27.9 million or 12.5% of total assets under generally accepted accounting principles ("GAAP") in the United States of America. The only subsidiary of the Company is the Bank.

         The primary activity of the Company is directing and planning the activities of the Bank, the Company's primary asset. At December 31, 2003, the remainder of the assets of the Company were maintained in deposits in interest bearing accounts with other financial institutions. The Company engages in no other significant activities. As a result, references to the Company or Registrant generally refer to the Bank, unless the context otherwise indicates. In the discussion of regulation, except for the discussion of the regulation of the Company, all regulations apply to the Bank rather than the Company.

         The Bank is a federally chartered stock savings bank headquartered in Wells, Minnesota. The Bank has eight full service offices located in Faribault, Martin, Blue Earth, Nicollet, Freeborn and Steele Counties, Minnesota and a loan origination office in Dakota County, Minnesota. During 2003, the Bank leased a facility and opened a loan origination office in Cerro Gordo County, Iowa. The Bank was founded in 1934 and obtained its current name in 1991. The Bank's deposits have been federally insured by the Savings Association Insurance Fund ("SAIF") and its predecessor, the Federal Savings and Loan Insurance Corporation ("FSLIC") since 1934, and the Bank is a member of the Federal Home Loan Bank ("FHLB") System. The Bank is a community oriented, full service retail savings institution offering traditional mortgage, commercial and consumer loan products. It is the Bank's intent to remain an independent community savings bank serving the local banking needs of southern Minnesota and northern Iowa.

         The Bank attracts deposits from the general public and uses such deposits to invest in owner occupied residential loans, commercial and agricultural related loans, consumer loans and purchases mortgage-backed and investment securities.

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

         Lending Activities. Historically the Bank's lending strategy was focused on the origination of traditional one-to-four family mortgage loans primarily secured by single family residences and, to a lesser extent, consumer, agricultural real estate and agricultural operating loans in the Bank's primary market area. As a method to reduce interest rate risk the Bank has modified the composition of its loan portfolio to have less of an emphasis on mortgage loans on single family residences and a greater emphasis on consumer, agricultural real estate, agricultural operating loans and, over the past few years, commercial real estate and commercial operating loans. Subject to market conditions, the Bank plans to continue to expand its commercial real estate and operating lending.

         Loan Portfolio Composition. The following table sets forth information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages of the total loan portfolio (before deductions for loans in process, deferred loan origination fees and costs and allowances for losses) as of the dates indicated.

                                                                        At December 31,
                              -------------------------------------------------------------------------------------------------
                                     2003                 2002                2001               2000                1999
                              ------------------    -----------------   ----------------  ------------------   ----------------
                               Amount    Percent     Amount   Percent    Amount  Percent   Amount    Percent    Amount  Percent
                              --------   -------    --------  -------   -------- -------  --------   -------   -------- -------
                                                                       (Dollars in Thousands)
Real Estate Loans:
  One- to four-family.......  $ 42,432    26.08%    $53,967    36.00%   $80,613    49.01% $112,579     58.29% $106,292   60.82%
  Multi-family..............       389     0.25         439     0.29        484     0.29       523      0.27       654    0.37
  Commercial................    65,120    40.03      51,958    34.66     41,510    25.24    38,514     19.94    31,928   18.27
  Construction..............     9,697     5.96       4,830     3.22      2,185     1.33     2,043      1.06     2,957    1.69
                              --------   ------     -------   ------    -------   ------  --------    ------  --------  ------
      Total real
        estate loans........   117,638    72.32     111,194    74.17    124,792    75.87   153,659     79.56   141,831   81.15

Other Loans:
 Consumer Loans:
  Savings account...........       457     0.28         387     0.26        635     0.39       558      0.30       578    0.33
  Vehicles..................     6,146     3.78       5,687     3.79      4,914     2.99     5,333      2.76     4,914    2.81
  Home equity, home
  improvement and
  second mortgages..........    21,755    13.37      22,826    15.23     26,228    15.95    26,155     13.54    21,315   12.20
  Other.....................     7,254     4.46       3,905     2.60      4,314     2.62     4,449      2.30     3,144    1.80
                              --------   ------     -------   ------    -------   ------  --------    ------  --------  ------
      Total consumer loans..    35,612    21.89      32,805    21.88     36,091    21.95    36,495     18.90    29,951   17.14
Commercial business loans...     9,421     5.79       5,917     3.95      3,591     2.18     2,967      1.54     2,988    1.71
                              --------   ------     -------   ------    -------   ------  --------    ------  --------  ------
      Total other loans.....    45,033    27.68      38,722    25.83     39,682    24.13    39,462     20.44    32,939   18.85
                              --------   ------     -------   ------    -------   ------  --------    ------  --------  ------
      Total loans...........   162,671   100.00%    149,916   100.00%   164,474   100.00%  193,121    100.00%  174,770  100.00%
                                         ======               ======              ======              ======            ======
Less:
  Loans in process..........     1,562                3,202               2,694                657                 722
  Deferred loan
   origination fees
   and costs................       156                  220                 315                494                 478
  Allowance for loan losses.       904                  908                 952                833                 857
                              --------            ---------            --------           --------            --------
      Total loans
        receivable, net.....  $160,049            $ 145,586            $160,513           $191,137            $172,713
                              ========            =========            ========           ========            ========

                                                                              4

         Loan Maturity Tables. The following table sets forth the maturity of the Company's loan portfolio at December 31, 2003. The table does not include prepayments, scheduled principal repayments or loans held for sale. All mortgage loans are shown as maturing based on contractual maturities.




                                                           Commercial
                                                          Business and
                                          Construction      Consumer      Total
                                          ------------      --------      -----
                                                          (In Thousands)
Amounts Due:
  Within 1 year or less..............          $6,190        $ 7,681     $13,871
  After 1 year through 5 years.......           3,507         26,307      29,814
  After 5 years......................               -         11,045      11,045
                                               ------        -------     -------
Total amount due.....................          $9,697        $45,033     $54,730
                                               ======        =======     =======


         The following table sets forth the dollar amount of all loans due after December 31, 2004 that have pre-determined interest rates or which have floating or adjustable interest rates. This table does not include loans held for sale.

                                                                 Floating or
                                               Fixed Rates    Adjustable Rates           Total
                                               -----------    ----------------           -----
                                                               (In Thousands)
One- to four-family ........................    $ 21,956           $ 20,314           $ 42,270
Commercial and multi-family real estate ....      57,141              6,710             63,851
Construction ...............................           -              3,507              3,507
Commercial business and consumer ...........      29,189              8,163             37,352
                                                --------           --------           --------
  Total ....................................    $108,286           $ 38,694           $146,980
                                                ========           ========           ========


         One- to Four-Family Residential Loans. The Company originates single family residential mortgage loans secured by property in the Company's primary market area. Due to low interest rates on fixed rate residential mortgage loans during the past two years, the Company has sold the majority of these loans to the secondary market. As a source of noninterest income and to maintain its customer base the Bank retains the servicing on the majority of the loans sold to the secondary market. The Company originates adjustable rate mortgage loans for retention in its portfolio with loan-to-value ratios of up to 95% and requires private mortgage insurance when the loan-to-value ratio exceeds 80%.

         The Company's adjustable rate loans provide for annual 1%-2% interest rate adjustments with a maximum adjustment over the term of the loan of, generally, 5%.

         Loan originations are generally obtained from existing customers, members of the local community, correspondent banks, and referrals from realtors within the Company's lending area. Mortgage loans originated and held by the Company in its portfolio include due-on sale clauses which provide the Company with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Company's consent.

         The Company primarily originates fixed and adjustable rate mortgage loans with 15-30 year terms. The Company offers various loan programs, including low documentation loans for loans with lower loan- to-value ratios and other loan programs using cost of funds or one-year U.S. treasury indices for adjustable rate loan repricing. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Company's cost of funds. Throughout the year, origination fees for loans were generally 1% of the loan amount. The Company's standard underwriting guideline for fixed-rate mortgage loans conform to FreddieMac guidelines and the loans may be sold in the secondary market to private investors. The Company customarily sells all Federal Housing Administration and Veterans' Administration ("FHA/VA") loans as well as certain conforming fixed rate mortgage loans in the secondary market. The Company also originates adjustable rate mortgages ("ARMs") which adjust every year based upon various indices.

         At December 31, 2003, the Company was servicing approximately $380.4 million of loans for others, primarily long term fixed rate loans sold to FreddieMac. Generally, the Company retains all servicing on loans sold to FreddieMac and does not retain servicing on FHA/VA loans sold. Except for document deficiencies that may occur during origination that may require a repurchase by the Company, loans are sold without recourse.

         Consumer Loans. The Company offers second mortgage loans on one- to four-family residences. Such loans are only made on owner-occupied one- to four-family residences and are subject to a 90% combined loan-to-value ratio. The Company holds the majority of the underlying first mortgages on these loans. The underwriting standards for second mortgage loans are similar to the Company's standards applicable to one- to four-family residential loans. To a lesser extent, the Company makes loans secured by vehicles and by savings accounts held with the Company. Loans secured by vehicles totaled $6.1 million, or 3.78% of the loan portfolio at December 31, 2003.

         Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to 35% of an institution's assets. In addition, a federal thrift has lending authority above the 35% category for certain consumer loans, property improvement loans, and loans secured by savings accounts. The Company originates consumer loans in order to provide a wide range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help maintain a profitable spread between its average loan yield and its cost of funds. Consumer loans, however, tend to have a higher risk of default than residential mortgage loans. Based on the Company's experience, a borrower faced with either paying a mortgage loan to avoid foreclosure on the borrower's home or defaulting on a consumer loan will continue paying the mortgage loan. At December 31, 2003, the Company had approximately $72,000 in consumer loans that were more than 90 days delinquent.

         Commercial Real Estate Loans. In order to enhance yields on its assets, the Company originates loans secured by commercial real estate. Approximately 74% of this portfolio is secured by farm real estate. In addition to originating farm real estate loans, the Company also purchases participations in farm real estate loans that are originated by commercial banks in southern Minnesota. Most of the remainder of the portfolio is secured by commercial real estate. At December 31, 2003, loans secured by farm real estate were originated in amounts up to the lesser of 65% of the appraised value of the property or $1,300 per tillable acre. These loans are evaluated on a cash flow basis in addition to an asset value basis. Loans secured by commercial real estate are generally originated in amounts up to 80% of the appraised value of the property. At December 31, 2003, the Company's largest commercial real estate loan consisted of a $2,606,000 performing commercial construction loan. As part of its underwriting, the Company requires that borrowers qualify for a commercial loan at the fully indexed interest rate rather than at the origination interest rate.

Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrowers ability to repay the loan may be impaired. The Company's commercial real estate loan portfolio primarily consists of loans secured by agricultural real estate. For loans secured by agricultural real estate, repayment is dependent, primarily, on the successful operation or management of the farm property securing the loan. The success of the farming operation may be affected by any number of factors outside the control of the farm borrower, including weather conditions, recent changes in government support programs, grain and livestock prices, and the uncertainty of government programs and other regulations. While the scheduled repayments of farm real estate loans depends on the successful operation of the farm, the Company underwrites these loans to be collateral dependent with a maximum loan-to-value ratio of 65%. At December 31, 2003, the outstanding balance on the Company's largest agricultural real estate loan was $804,000. At December 31, 2003, the outstanding balance of the Company's largest commercial real estate loans not secured by agricultural real estate ranged from $1.5 million to $2.6 million.

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

         Construction Loans. Construction loans, with a maximum loan-to-value ratio of 80%, are made on commercial real estate projects. These loans generally have a term of approximately one year and a fixed interest rate. Construction loans are also made on single family residential property to the individuals who are the owners and occupants upon completion of construction. These loans are generally made for a term of six months with a maximum loan-to-value ratio of 80%, after which the loan is rewritten to a permanent loan and, generally, sold to the secondary market.

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

         Loans to One Borrower. Loans-to-one borrower are limited in an amount equal to 15% of unimpaired capital and unimpaired surplus and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. The Company's maximum loan-to-one borrower limit was approximately $2.9 million as of December 31, 2003.

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

         Loans are reviewed on a monthly basis and are generally placed on a non-accrual status when a mortgage loan or a non-mortgage loan becomes 120 or 90 days delinquent, respectively, and, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

         Non-accrual loans fluctuate over time due to a variety of factors. The Company's experience has been that these fluctuations are normal and are not dependant on any one factor over time.

         The following table sets forth information regarding non-accrual loans, real estate owned, and certain other repossessed assets and loans.

                                                              At December 31,
                                              ----------------------------------------------
                                                2003      2002      2001      2000      1999
                                              ------    ------    ------    ------    ------
                                                           (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loans secured by 1-to-4 family
    residences ............................   $  281    $  287    $  194    $  108    $   --
  All other mortgage loans ................      295        --        --       195        32
Non-mortgage loans:
  Commercial ..............................      182        --        --        --        --
  Consumer ................................       71       141       214        60        79
                                              ------    ------    ------    ------    ------
Total .....................................   $  829    $  428    $  408    $  363    $  111
                                              ======    ======    ======    ======    ======

Accruing loans which are contractually past
due 90 days or more:
Mortgage loans:
  Construction loans ......................   $   --    $   --    $   --    $   --    $   --
  Permanent loans secured by 1-to-4 family
    residences ............................      171       249       211       258        11
  All other mortgage loans ................       --        --        11        --        --
Non-mortgage loans:
  Commercial ..............................       --        --        --        --        --
  Consumer ................................        1         1         2         4        --
                                              ------    ------    ------    ------    ------
Total .....................................   $  172    $  250    $  224    $  262    $   11
                                              ======    ======    ======    ======    ======
Total non-accrual and accruing loans
  past due 90 days or more ................   $1,001    $  678    $  632    $  625    $  122
                                              ======    ======    ======    ======    ======
Foreclosed real estate ....................   $   --    $  209    $  252    $   54    $   55
                                              ======    ======    ======    ======    ======
Other nonperforming assets ................   $   --    $   --    $   --    $   --    $   --
                                              ======    ======    ======    ======    ======
Total nonperforming assets ................   $1,001    $  887    $  884    $  679    $  177
                                              ======    ======    ======    ======    ======
Total non-accrual and accruing loans past
  due 90 days or more to net loans ........     0.63%     0.47%     0.39%     0.33%     0.07%
                                              ======    ======    ======    ======    ======
Total non-accrual and accruing loans past
  due 90 days or more to total assets .....     0.45%     0.31%     0.27%     0.28%     0.06%
                                              ======    ======    ======    ======    ======
Total nonperforming assets to total assets      0.45%     0.40%     0.38%     0.31%     0.09%
                                              ======    ======    ======    ======    ======


         At December 31, 2003, non-accrual loans on 1-4 family residences consisted of five loans. Management estimates that the market value of the collateral on these loans exceeds the remaining principal balance on each of these loans. Non-accrual loans on all other mortgage loans and on non-mortgage commercial loans consist of four loans, three of which are made to the same borrower. Management is in negotiations with the borrower to obtain additional collateral and guarantees from the borrower and does not believe there will be a charge-off on these loans. Consumer loans that are in non-accrual status consist of 14 loans, 12 of which are secured. The principal balance of the largest unsecured consumer loan that is in nonaccrual status is $5,000.

         Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was immaterial for the year ended December 31, 2003. Amounts included in the Company's interest income on non-accrual loans for the year ended December 31, 2003 were likewise immaterial.

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

         The following table provides further information about the Company's problem assets as of December 31, 2003.


                                                           (In Thousands)
            Special Mention.............................       $   748
            Substandard.................................         1,820
            Doubtful assets.............................            --
            Loss assets.................................            --
                                                               -------
                 Total..................................       $ 2,568
                                                               -------
            Allowance for loan loss.....................       $   904
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

                                                                      At December 31,
                    ----------------------------------------------------------------------------------------------------------------
                             2003                   2002                   2001                       2000                1999
                    ----------------------  ---------------------  ----------------------  -------------------- --------------------
                               Percent of             Percent of             Percent of             Percent of           Percent of
                                Loans in               Loans in               Loans in               Loans in             Loans in
                                  Each                  Each                   Each                   Each                 Each
                               Category to           Category to            Category to            Category to         Category to
                       Amount  Total Loans    Amount  Total Loans   Amount   Total Loans   Amount   Total Loans Amount  Total Loans
                       ------  -----------    ------  -----------   ------   -----------   ------   ----------- ------  -----------
                                                                                (Dollars in Thousands)
At end of year
allocated to:
Mortgage..........     $  566     72.32%     $   566     74.17%      $ 574      75.87%     $ 749       79.56%    $ 749     81.15%
Consumer and
  non-mortgage....        338     27.68          342     25.83         378      24.13         84       20.44       108     18.85
                       ------    ------      -------    ------       -----     ------      -----      ------     -----    ------
Total allowance...     $  904    100.00%     $   908    100.00%      $ 952     100.00%     $ 833      100.00%    $ 857    100.00%
                       ======    ======      =======    ======       =====     ======      =====      ======     =====    ======

         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Company's allowance for loan losses for the years indicated:

                                                                                At December 31,
                                                   -----------------------------------------------------------------------
                                                     2003             2002            2001          2000            1999
                                                   ---------       ---------        --------      --------        --------
                                                                            (Dollars in Thousands)
Total loans outstanding.....................       $ 162,671       $ 149,916        $164,474      $193,121        $174,770
                                                   =========       =========         =======       =======         =======
Average loans outstanding...................       $ 152,279       $ 162,622        $186,772      $184,773        $161,444
                                                   =========       =========         =======       =======         =======

Beginning allowance balances................       $     908       $     952        $    833      $    857      $      853
Provision:
  One-to-four family........................              --              23            (175)           --              27
  Commercial and multi-family
    real estate.............................              --              --              --            --              --
  Consumer..................................              --              --             355            --              --
Charge-offs:
  One-to-four family........................              --              31              --            --              --
  Commercial and multi-family
    real estate.............................              --              --              --            --              --
  Consumer..................................              23              55              89            49              43
Recoveries:
  One-to-four family........................              --              --              --            --              --
  Commercial and multi-family
    real estate.............................              --              --              --            --              --
  Consumer..................................              19              19              28            25              20

Other.......................................              --              --              --            --              --
                                                   ---------       ---------        --------      --------       ---------
Ending allowance balance....................       $     904       $     908        $    952      $    833        $    857
                                                   =========       =========        ========      ========         =======

Allowance for loan losses as a percent
  of total loans outstanding................            0.56%           0.61%           0.58%         0.43%           0.49%
Net loans charged off as a percent of
  average loans outstanding.................           0.003%           0.04%           0.03%         0.01%           0.01%


Investment Activities

         The Company is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The Company has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Company's loan origination and other activities. At December 31, 2003, the Company had an investment portfolio of approximately $28.9 million, consisting primarily of U.S. government, corporate and agency obligations. To a lesser extent, the portfolio also includes FreddieMac stock, certificates of deposit and FHLB stock, as permitted by the OTS regulations. The Company classifies its investments, including debt and equity securities, as either held to maturity or available for sale, in accordance with SFAS 115. The Company will continue to seek high quality investments. The primary and secondary goals of the investment portfolio are safety of principal and rate of return, respectively.

         Investment Portfolio. The following table sets forth the carrying value of the Company's investments, including short-term investments, FHLB stock, and mortgage-backed securities, at the dates indicated. At December 31, 2003, the Company's securities that were classified as available for sale had an unrealized net gain of $863,000. At December 31, 2003, the market value for the interest bearing deposits shown below approximated their cost.


                                                At December 31,
                                          ---------------------------
                                            2003      2002      2001
                                          -------   -------   -------
                                                (In Thousands)
Securities available for sale:
  Equity securities ...................   $   933   $   945   $ 1,047
  U.S. Agency Securities ..............     5,576    14,700    12,449
  Mortgage-backed securities ..........    19,035     3,773        54
  Obligations of state and political
    subdivisions ......................     1,866       438       438
                                          -------   -------   -------
    Total securities available for sale    27,410    19,856    13,988
FHLB stock ............................     1,303     1,875     1,875
Certificates of deposit ...............       200       200       200
                                          -------   -------   -------
    Total investments .................   $28,913   $21,931   $16,063
                                          =======   =======   =======

         Investment Portfolio Maturities. The following table sets forth certain
information   regarding  the  carrying  values,   weighted  average  yields  and
maturities of the Company's investment securities portfolio.


                                                                      At December 31, 2003
                               -------------------------------------------------------------------------------------------------
                                                                                            More                 Total
                                One Year or Less  One to Five Years Five to Ten Years   than Ten Years   Investment Securities
                               ------------------ ----------------- ------------------ ---------------- ------------------------
                                Carrying  Average  Carrying Average Carrying   Average Carrying Average Carrying Average   Market
                                  Value    Yield     Value   Yield    Value     Yield    Value   Yield    Value   Yield    Value
                                 -------  -------   ------- -------  -------   -------  ------- -------  ------- -------  ------
                                                                      (Dollars in Thousands)
U.S. Agency Obligations (1)....   $365    1.34%   $ 5,724    3.43%   $   515     2.88%    $838   4.39%  $ 7,442    3.40% $ 7,442
Mortgage-backed securities(2)..     --      --      6,140    3.46     12,895     3.57       --     --    19,035    3.54   19,035
FHLB Stock.....................     --      --        --       --         --       --       --     --     1,303      --    1,303
Equity Securities..............     --      --        --       --         --       --       --     --       933      --      933
Certificates of Deposit........    200    1.13%       --       --         --       --       --     --       200    1.13%     200
                                  ----            -------           -------               ----          -------          -------
  Total........................   $565            $11,864           $13,410               $838          $28,913          $28,913
                                  ====            =======           =======               ====          =======          =======

(1)  Includes obligations of state and political subdivisions.
(2) Not including amortization or prepayments. Mortgage-backed securities are shown at scheduled maturity.

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

         Non-interest bearing demand accounts constituted $6.0 million, or 3.52% of the Bank's deposit portfolio at December 31, 2003. Money market accounts and NOW accounts constituted $40.6 million, or 23.94% of the Bank's deposit portfolio at December 31, 2003. Regular savings accounts constituted $30.0 million, or 17.69% of the Bank's deposit portfolio at December 31, 2003. Certificates of deposit constituted $93.1 million or 54.85% of the deposit portfolio, including $7.9 million of which had balances of $100,000 and over. As of December 31, 2003, the Bank had no brokered deposits.

         Jumbo Certificate Accounts. The following table indicates, at December 31, 2003, the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity.



                                     Certificates of          Weighted
                                         Deposit            Interest Rate
                                         -------            -------------
Maturity Period                      (In Thousands)
---------------
Within three months.............          $3,260                2.00%
Three through six months........             825                1.69
Six through twelve months.......           1,111                1.53
Over twelve months..............           2,696                3.27
                                          ------                ----
                                          $7,892                2.34%
                                          ======                ====

         Borrowings. Deposits are the primary source of funds of the Company's lending and investment activities and for its general business purposes. Through the Bank, the Company may obtain advances from the FHLB of Des Moines to supplement its supply of lendable funds. Advances from the FHLB of Des Moines are typically secured by a pledge of the Bank's stock in the FHLB of Des Moines and a portion of the Company's first mortgage loans and certain other assets. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 2003, the Company had $23 million in advances outstanding from the FHLB of Des Moines (see Note 9 of the Notes to the Company's Consolidated

Financial Statements). Future use of advances depends on the rates on advances as compared to the rates on deposits.

         The following table sets forth certain information as to FHLB advances at the dates indicated.


                                 As of and for the Years Ended December 31,
                                 ------------------------------------------
                                   2003           2002           2001
                                  -------        -------        -------
                                          (Dollars in Thousands)
FHLB advances .................   $23,000        $23,000        $23,000
Weighted average interest rate
  of FHLB advances ............      5.34%          5.34%          5.34%
Maximum amount of advances ....   $23,000        $23,000        $33,500
Average amount of advances ....   $23,000        $23,000        $25,192
Weighted average interest rate
  of average amount of advances      5.41%          5.41%          5.36%

Subsidiary Activity

         The Company has one wholly-owned subsidiary, the Bank. The Bank has three wholly-owned subsidiaries, known as Wells Insurance Agency, Inc. ("WIA"), Greater Minnesota Mortgage, Inc. ("GMM") and Wells REIT Holding, LLC. (REIT).

         The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under the 2% limitation, as of December 31, 2003, the Bank was authorized to invest up to approximately $4.5 million in the stock of, or loans to, service corporations.

         WIA was incorporated under the laws of the State of Minnesota in 1976. WIA offers life, health, casualty, and business insurance on behalf of others and also offers fixed-rate annuities. The Bank's investment in WIA totaled $1.1 million at December 31, 2003.

         GMM  was  incorporated  under  the  laws  of  Minnesota  in  1997.  GMM
originates  loans  through  referrals  from  community   commercial  banks  and,
primarily, sells these loans to the secondary market. During 2003, GMM originated $66.3 million in single family dwelling loans, which were sold to the secondary market. At December 31, 2003, the Bank's investment in GMM totaled $3.1 million.

         REIT was incorporated under the laws of Delaware in 2002. Wells REIT Holding, LLC is the holding company of Wells Real Estate Investment Trust, LLC, which invests in real estate loans acquired from the Bank.

Personnel

         As of December 31, 2003, the Bank had 94 full-time and three part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Company, with no employees of its own, utilizes those of the Bank.

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

         Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes- Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") has promulgated new regulations pursuant to the Act and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act by Congress and the implementation of new regulations by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company's expenses.

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

         The FDIC administers two separate deposit insurance funds. Generally, the Bank Insurance Fund (the "BIF") insures the deposits of commercial banks and the SAIF insures the deposits of savings institutions. The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the SAIF or BIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments of BIF and SAIF members. The FDIC has set the deposit insurance assessment rates for SAIF member institutions for the first six months of 2004 at 0% to 0.27% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%.

         In addition, all institutions insured by the FDIC are required to pay quarterly assessments, totaling approximately 0.0154% of insured deposits for the 2003 calendar year, to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the Financing Corporation bonds mature in 2017.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 4.0% of total adjusted assets for most savings institutions, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. The Bank exceeded these minimum standards at December 31, 2003. The Bank's capital ratios are set forth in Note 11 to the Company's Consolidated Financial Statements. Regulations that enable the OTS to take prompt corrective action against savings institutions effectively impose higher capital requirements on the Bank.

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

         During 2003, the Company declared four $0.20 per share quarterly dividends to its shareholders. During 2002, the Company declared four $0.18 per share quarterly dividends to its shareholders. The Company's dividend payout ratio for 2003 was 25.6% and for 2002 was 25.3%.

         Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Des Moines. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FannieMae and FreddieMac as qualifying QTIs. As of December 31, 2003, the Bank was in compliance with its QTL requirement.

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

Item 2. Description of Property
-------------------------------

         The Company does not own any real property but utilizes the offices of the Bank. The Bank operates from its main full service office located at 53 First Street, S.W., Wells, Minnesota, seven additional full service offices, and two loan origination offices. The Bank owns the offices in Wells and two branch facilities, and leases the remaining locations. In the opinion of the Bank's management, the physical condition of each of the offices is good and is adequate for the conduct of the Bank's business.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         On November 18, 2003, Wells Financial Corp. held a Special Meeting of Stockholders to approve (1) the Wells Financial Corp. 2003 Stock Option Plan and
(2) the Wells Financial Corp. 2003 Stock Bonus Plan. The proposals were approved by the following votes:


PROPOSAL                                          FOR      AGAINST     ABSTAIN
--------                                          ---      -------     -------

(1)      Approval of the Wells Financial
         Corp. 2003 Stock Option Plan           515,075    199,318      5,175

(2)      Approval of the Wells Financial
         Corp. 2003 Stock Bonus Plan            519,975    194,118      5,475


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         The  information  contained under the section  captioned  "Stock Market
Information" on pages 1 and 2 of the Company's 2003 Annual Report to Stockholders (the "Annual Report"), is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

         The following financial statements and the report of independent accountants of Registrant included in Registrant's Annual Report to Stockholders are incorporated herein by reference.

         Independent Auditor's Report.

         Consolidated Statements of Financial Condition as of December 31, 2003 and 2002.

         Consolidated Statements of Income for the Years Ended December 31, 2003, 2002, and 2001.

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2003, 2002, and 2001.

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002, and 2001.

         Notes to Consolidated Financial Statements.

Item 8.  Changes  in  and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

Item 8A.  Controls and Procedures
---------------------------------

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-KSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal control over financial reporting. During the last quarter of the year under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant
-----------------------------------------------------------

         The information required under this item is incorporated herein by reference to the proxy statement for the Registrant's 2004 Annual Meeting of Stockholders (the "Proxy Statement") under the Sections captioned "Proposal I - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance".

Item 10.  Executive Compensation
--------------------------------

         The information contained under the section captioned "Director and Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

         The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Company's Code of Ethics will be furnished, without charge, to any person who requests such copy by writing to the Secretary, Wells Financial Corp., 53 First Street, S.W., Wells, Minnesota 56097.

Item 11.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------------------------------------------------------------------------------
          Related Stockholders Matters
          ----------------------------

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

         (c)      Changes in Control

                  Management of Registrant knows of no arrangements, including any pledge by any person of securities of Registrant, the operation of which may at a subsequent date result in a change in control of Registrant.

         (d)      Securities Authorized  for  Issuance Under Equity Compensation
                  Plans

         Set forth below is  information as of December 31, 2003 with respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.

                                 EQUITY COMPENSATION PLAN INFORMATION
                                           (a)                      (b)                   (c)

                                                                                  Number of securities
                                        Number of                 Weighted-       remaining available
                                     securities to be         average exercise     for future issuance
                                       issued upon                price of            under equity
                                       exercise of               outstanding       compensation plans
                                       outstanding                options,       (excluding securities
                                    options, warrants           warrants and      reflected in column
                                        and rights                 rights                 (a))
                                   ---------------------     ------------------  ------------------------
Equity compensation plans
  approved by shareholders
2003 Stock Option Plan                    36,000                    $30.15                84,000
2003 Stock Bonus Plan                     17,500                       N/A                32,500
1995 Stock Option Plan                    61,547                     13.71                    --
1995 Stock Bonus Plan                     12,835                       N/A                    --
Equity compensation plans
  not approved by shareholders               N/A                       N/A                   N/A
                                         -------                   -------               -------
                  TOTAL                  127,882                   $ 15.09               116,500
                                         =======                   =======               =======


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

Item 13. Exhibits, List, and Reports on Form 8-K
------------------------------------------------

         (a) The following exhibits are included in this Report or incorporated herein by reference:

                   3(i)    Articles of  Incorporation  of Wells  Financial  Corp.*
                   3(ii)   Bylaws of Wells Financial Corp.**
                  10.1     1995 Stock Option Plan of Wells Financial Corp.***
                  10.2     Management Stock Bonus Plan and Trust Agreements***
                  10.3     Change in Control Severance Agreement with James D. Moll****
                  10.4     Change in Control Severance Agreement with Gerald D. Bastian****
                  10.5     Wells Financial Corp. 2003 Stock Option Plan*****
                  10.6     Wells Financial Corp. 2003 Stock Bonus Plan*****



                  13       Annual  Report to  Stockholders  for the fiscal  year
                           ended   December   31,  2003  (only  those   portions
                           incorporated by reference in this document are deemed
                           filed)
                  21       Subsidiaries of Registrant****
                  23       Consent of McGladrey & Pullen, LLP
                  31       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                  32       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K.

                  A Report on Form 8-K, dated November 5, 2003, was filed with the SEC on November 6, 2003 to report earning for the quarter ended September 30, 2003.

Item 14.  Principal Accountant Fees and Services
------------------------------------------------

         The information called for by this item is incorporated herein by reference to the section entitled "Proposal I - Election of Directors" in the Proxy Statement.


---------------
*        Incorporated by reference to the registration statement on Form S-1
           (File No. 33-87922) declared effective by the SEC on
           February 13, 1995.
** Incorporated by reference to the identically numbered exhibit to the Registrant's Form 10-KSB for the year ended December 31,1998
         (File No. 0-25342).
***      Incorporated  by reference to the  exhibits to the  Registrant's  proxy statement for a special  meeting of  stockholders  held on
           November 15, 1995 and filed with the SEC on October 2, 1995
          (File No. 0-25342).
****     Incorporated  by reference to the identically  numbered  exhibit to the
           Registrant's Form 10-K for the year ended December 31, 1995.
*****    Incorporated  by reference to the  exhibits to the  Registrant's  proxy statement for a special meeting of stockholders held on November 18, 2003 and filed with the SEC on October 20, 2003
          (File No. 0-25342).

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 19, 2004.

                                      WELLS FINANCIAL CORP.


                                      By:  /s/ Lonnie R. Trasamar
                                           -------------------------------------
                                           Lonnie R. Trasamar
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 19, 2004.



/s/ Lonnie R. Trasamar                                 /s/ James D. Moll
-----------------------------------------------        ---------------------------------------------
Lonnie R. Trasamar                                     James D. Moll
President, Chief Executive Officer and Director        Treasurer and Chief Financial Officer
(Principal Executive Officer)                           (Principal Financial and Accounting Officer)



/s/ Dale E. Stallkamp                                  /s/ Gerald D. Bastian
-----------------------------------------------        ---------------------------------------------
Dale E. Stallkamp                                      Gerald D. Bastian
Director                                               Vice President and Director



/s/ Randel I. Bichler                                  /s/ Richard A. Mueller
-----------------------------------------------        ---------------------------------------------
Randel I. Bichler                                      Richard A. Mueller
Chairman of the Board                                  Director



/s/ David Buesing
-----------------------------------------------
David Buesing
Director
