Form 10QSB
period 2004-03-31
WELLS FINANCIAL CORP
filed 2004-05-03
CIK 934739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended              March 31, 2004
                                        ----------------------------------------
or

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

The number of shares outstanding of each of the issuer's classes of common stock as of May 3, 2004:

           Class                                          Outstanding
           -----                                          -----------
$.10 par value per share, common stock                  1,162,951 Shares

           Transitional Small Business Disclosure Format (check one):
                                Yes      No   X
                                    ---      ---

================================================================================

                      WELLS FINANCIAL CORP. and SUBSIDIARY

                                [OBJECT OMITTED]



                                   FORM 10-QSB
                                      INDEX



PART I - FINANCIAL INFORMATION:                                             Page
-------------------------------                                             ----


Item 1.  Consolidated Financial Statements (Unaudited)
         Consolidated Statements of Financial Condition                       1
         Consolidated Statements of Income                                    2
         Consolidated Statements of Comprehensive Income                      3
         Consolidated Statement of Stockholders' Equity                       4
         Consolidated Statements of Cash Flows                              5-6
         Notes to Consolidated Financial Statements                         7-9



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations and Use of Proceeds          10-16

Item 3.  Disclosure Controls and Procedures                                  17

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                   18

Item 2.  Changes in Securities and Use of Proceeds                           18

Item 3.  Defaults upon Senior Securities                                     18

Item 4.  Submission of Matters to a Vote of Security Holders                 18

Item 5.  Other Information                                                   18

Item 6.  Exhibits and Reports on Form 8-K                                    18

Signatures

================================================================================

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Financial Condition
                      March 31, 2004 and December 31, 2003
                             (Dollars in Thousands)
                                   (Unaudited)

ASSETS
                                                            2004         2003
                                                         ---------    ---------

Cash, including interest-bearing accounts
  March 31, 2004 $9,268; December 31, 2003 $17,655       $  17,567    $  25,318
Certificates of deposit                                        125          200
Securities available for sale, at fair value                26,005       27,410
Federal Home Loan Bank Stock, at cost                        1,304        1,303
Loans held for sale                                          6,393        1,997
Loans receivable, net                                      167,562      160,049
Accrued interest receivable                                  1,239        1,209
Premises and equipment, net                                  3,798        3,585
Mortgage servicing rights, net                               2,518        2,681
Other assets                                                   193           53
                                                         ---------    ---------
        TOTAL ASSETS                                     $ 226,704    $ 223,805
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits                                              $ 170,902    $ 169,662
   Borrowed funds                                           23,000       23,000
   Advances from borrowers for taxes and insurance           2,558        1,585
   Deferred income taxes                                     1,507        1,456
   Accrued interest payable                                    126           34
   Accrued expenses and other liabilities                      316          200
                                                         ---------    ---------
        TOTAL LIABILITIES                                  198,409      195,937
                                                         ---------    ---------

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 500,000 shares
      authorized; none outstanding                               -            -
   Common stock, $.10 par value; authorized 7,000,000
      shares; issued 2,187,500 shares                          219          219
   Additional paid-in capital                               17,146       17,154
   Retained earnings, substantially restricted              27,145       26,922
   Accumulated other comprehensive income                      614          525
   Unearned compensation restricted stock awards              (583)        (561)
   Treasury stock, at cost, 1,024,549 shares at March
   31, 2004, and 1,033,673 shares at December 31, 2003     (16,246)     (16,391)
                                                         ---------    ---------
       TOTAL STOCKHOLDERS' EQUITY                           28,295       27,868
                                                         ---------    ---------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 226,704    $ 223,805
                                                         =========    =========

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                        Consolidated Statements of Income
                   Three Months Ended March 31, 2004 and 2003
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                            2004         2003
                                                         ----------   ----------
Interest and dividend income
   Loans receivable:
      First mortgage loans                               $    1,730   $    1,939
      Consumer and other loans                                  976          721
   Investment securities and other
       interest bearing deposits                                226          340
                                                         ----------   ----------
                    Total interest income                     2,932        3,000
                                                         ----------   ----------
Interest expense
   Deposits                                                     661          986
   Borrowed funds                                               310          307
                                                         ----------   ----------
                    Total interest expense                      971        1,293
                                                         ----------   ----------
                    Net interest income                       1,961        1,707
Provision for loan losses                                         -            -
                                                         ----------   ----------
     Net interest income after provision for loan losses      1,961        1,707
                                                         ----------   ----------
Noninterest income
   Gain on sale of loans originated for sale                    279        1,407
   Loan servicing fees                                          241          218
   Insurance commissions                                        188           94
   Fees and service charges                                     181          220
   Other                                                         30           30
                                                         ----------   ----------
                    Total noninterest income                    919        1,969
                                                         ----------   ----------
Noninterest expense
   Compensation and benefits                                  1,022          911
   Occupancy and equipment                                      264          261
   Data processing                                              140          125
   Advertising                                                   81           59
   Amortization and valuation adjustments for
     mortgage servicing rights                                  240          519
   Other                                                        387          341
                                                         ----------   ----------
                    Total noninterest expense                 2,134        2,216
                                                         ----------   ----------
                    Income before income taxes                  746        1,460
Income tax expense                                              269          572
                                                         ----------   ----------
                    Net Income                           $      477   $      888
                                                         ==========   ==========

Cash dividend declared per common share                  $     0.22   $     0.20
                                                         ==========   ==========
Earnings  per share
      Basic                                              $     0.41   $     0.79
                                                         ==========   ==========
      Diluted                                            $     0.40   $     0.77
                                                         ==========   ==========

Weighted average number of common shares outstanding:
      Basic                                               1,158,546    1,125,866
                                                         ==========   ==========
      Diluted                                             1,196,291    1,147,342
                                                         ==========   ==========

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                   Three Months Ended March 31, 2004 and 2003
                             (Dollars in Thousands)
                                   (Unaudited)




                                                              2004         2003
                                                             -----        -----
Net Income                                                   $ 477        $ 888
Other comprehensive income:
   Unrealized appreciation (depreciation) on
     securities available for sale                             151         (202)
   Related deferred income taxes                               (62)          83
                                                             -----        -----
Comprehensive income                                         $ 566        $ 769
                                                             =====        =====


               (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                        Three Months Ended March 31, 2004
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                           Unearned
                                                                         Accumulated     Compensation
                                              Additional                    Other         Restricted                 Total
                                    Common     Paid-In    Retained      Comprehensive        Stock     Treasury   Stockholders'
                                     Stock     Capital     Earnings        Income           Awards      Stock        Equity
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003          $  219     $ 17,154   $ 26,922        $      525      $    (561)   $(16,391)    $   27,868

Net income for the three months
   ended March 31, 2004                  -            -        477                 -               -          -            477

Net change in unrealized
   appreciation  on securities
   available for sale, net of
   related deferred taxes                -            -          -                89               -          -             89

Options exercised                        -          (81)         -                 -               -         94             13

 Award of management stock
   bonus plan shares, 3,200
   shares                                -           56          -                 -            (107)        51              -

 Tax benefit related to
   exercised options                     -           17          -                 -               -          -             17

Amortization of unearned
   compensation                          -            -          -                 -              85          -             85

 Dividends on common stock               -            -       (254)                -               -          -           (254)

                                 ----------------------------------------------------------------------------------------------
Balance March 31, 2004              $  219     $ 17,146   $ 27,145        $      614     $     (583)   $(16,246)    $   28,295
                                 ==============================================================================================

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2004 and 2003
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                            2004        2003
                                                                          --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                             $    477    $    888
   Adjustments to reconcile net income to net cash
      used in operating activities:
         (Gain) on the sale of loans originated for sale                      (279)     (1,407)
         Amortization and valuation adjustments for mortgage
           servicing rights                                                    240         519
         Compensation on allocation of ESOP shares                               -          79
         Amortization of unearned compensation                                  85          21
         Tax benefit from exercised options                                     17           -
         Deferred income taxes                                                  51         (75)
         Depreciation and amortization on premises and equipment               105          79
         Amortization of deferred loan origination fees                        (14)        (21)
         Amortization of excess servicing fees, bond premiums and
           discounts                                                            80          19
         Loans originated for sale                                         (16,470)    (54,876)
         Proceeds from the sale of loans originated for sale                12,276      50,957
         Changes in assets and liabilities:
            Accrued interest receivable                                        (30)        154
            Other assets                                                       (94)         51
            Accrued expenses and other liabilities                             208         930
                                                                          --------    --------
         Net cash used in operating activities                              (3,348)     (2,682)
                                                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net (increase) decrease in loans                                     $ (7,601)   $  9,731
     Purchase of certificates of deposit                                       (25)       (100)
     Purchase of securities available for sale                              (1,932)     (6,480)
     Proceeds from the maturities of certificates of deposit                   100         100
     Proceeds from the maturities of securities available for sale           3,407       5,800
     Purchase of premises and equipment                                       (318)       (504)
     Proceeds from the sale and redemption of foreclosed real estate             -          10
     Investment in foreclosed real estate                                       (6)         (4)
                                                                          --------    --------
         Net cash provided by (used in) investing activities                (6,375)      8,553
                                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase in deposits                                          $  1,240    $  3,545
        Net increase in advances from borrowers
           for taxes and insurance                                             973         782
        Options exercised                                                       13          16
        Dividends on common stock                                             (254)       (225)
                                                                          --------    --------
         Net cash provided by financing activities                           1,972       4,118
                                                                          --------    --------
      Net increase in cash and cash equivalents                             (7,751)      9,989

CASH AND CASH EQUIVALENTS:
   Beginning                                                                25,318      36,571
                                                                          --------    --------
   Ending                                                                 $ 17,567    $ 46,560
                                                                          ========    ========


                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                   Three Months Ended March 31, 2004 and 2003
                             (Dollars in Thousands)
                                   (Unaudited)

                                                       2004    2003
                                                      -----   -----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
     Interest on deposits                             $ 569   $ 910
     Interest on borrowed funds                         310     307
     Income taxes                                       137     174
                                                      =====   =====

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
     Transfers from loans to foreclosed real estate   $ 102   $ 214
     Allocation of ESOP shares to participants            -      29
     Net change in unrealized appreciation on
      securities available for sale                      89    (119)
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

Employee stock plans

         At March 31, 2004, the Company had three stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Account for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost on options awarded under these plans has been recognized, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share had compensation cost for the stock option plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation):

                                                               Three months ended
                                                                    March 31,
                                                              --------------------
                                                                2004        2003
                                                              --------    --------
Net income:
   As reported                                                $    477    $    888
   Deduct total stock-based employee compensation
   expense determined under fair value based method for all
   awards, net of related tax effects
                                                                   (28)         (5)
                                                              --------    --------
   Pro forma                                                       449         883
                                                              ========    ========

Basic earnings per share:
   As reported                                                $   0.41    $   0.79
   Pro forma                                                      0.39        0.78

Diluted earnings per share:
   As reported                                                $   0.40    $   0.77
   Pro forma                                                      0.38        0.77


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

NOTE 2.  REGULATORY CAPITAL

         The following table presents the Bank's regulatory capital amounts and percents at March 31, 2004 and December 31, 2003.

                           March 31, 2004         December 31, 2003
                         Amount     Percent      Amount      Percent
--------------------------------------------------------------------
                                     (Dollars in Thousands)
Tier 1 (Core) Capital
     Required           $ 8,856       4.00%     $ 8,666       4.00%
     Actual              20,256       9.15%      19,516       9.01%
     Excess              11,400       5.15%      10,850       5.01%

Risk-based Capital
     Required            13,279       8.00%      12,700       8.00%
     Actual              21,143      12.74%      20,420      12.86%
     Excess               7,864       4.74%       7,720       4.86%

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


                                                Number of Shares
                                               Three months ended
                                                   March 31,
                                             ---------------------
                                                2004        2003
                                             ---------   ---------
Basic EPS                                    1,158,546   1,125,866
Effect of dilutive securities:
   Stock options                                37,745      21,476
                                             ---------   ---------
Diluted EPS                                  1,196,291   1,147,342
                                             =========   =========

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

         The Bank has eight full service offices located in Wells, Blue Earth, Mankato, Fairmont, North Mankato, Albert Lea, St. Peter and Owatonna, Minnesota and loan origination offices in Farmington, Minnesota and Mason City, Iowa.

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

Comparison of Financial Condition at March 31, 2004 and December 31, 2003:

         Total assets increased by $2,899,000, from $223,805,000 at December 31, 2003 to $226,704,000 at March 31, 2004 due, primarily, from cash that was received from increases in deposits and advances from borrowers for taxes and insurance being used to fund loan growth. Loans held for sale and loans receivable increased by $4,396,000 and $7,513,000, respectively, while cash and securities available for sale decreased by $7,751,000 and $1,405,000, respectively. A decrease in interest rates on residential mortgages during the latter part of March 2004 resulted in increased originations of loans held for sale as of March 31, 2004. On March 31, 2004 and December 31, 2003, the Company had firm commitments to sell the loans that were classified as held for sale. The increase in loans receivable resulted, primarily, from increases in commercial and agricultural mortgage loans and, to a lesser extent, an increase in construction loans. In order to increase interest rate spreads, the Company has changed the composition of its loan portfolio. From December 31, 1999 to March 31, 2004, one-to-four family real estate loans decreased from 60.82% to 25.47%, while commercial real estate loans increased from 18.27% to 40.82% and commercial business loans increased from 1.71% to 5.44% of the Company's loan portfolio.

         In accordance with the Bank's internal classification of assets policy, management evaluates the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan losses. The increase in the Company's loan portfolio and the change in the composition of the Company's loan portfolio mentioned above could require an increase in the allowance for loan losses in future periods. As of March 31, 2004 and December 31, 2003 the balances in the allowance for loan losses and the allowance for loan losses as a percentage of total loans were $888,000 and $904,000 and 0.51% and 0.56%, respectively.

         Activity in the Company's allowance for loan losses for the three months ended March 31, 2004 and 2003 is summarized as follows:

                                      2004              2003
                                   ---------         ---------

Balance on January 1,              $ 904,000         $ 908,000
  Provision for loan losses                -                 -
  Charge-offs                        (18,000)                -
  Recoveries                           2,000             9,000
                                   ---------         ---------
Balance on March 31,               $ 888,000         $ 917,000
                                   =========         =========


         Loans on which the accrual of interest has been discontinued amounted to $553,000 and $829,000 at March 31, 2004 and December 31, 2003, respectively. The effect of nonaccrual loans was not significant to the results of operations. The Company includes all loans considered impaired under FASB Statement No. 114 in nonaccrual loans. Information about impaired loans as of March 31, 2004 and December 31, 2003 is as follows:

                                            March 31, 2004     December 31, 2003
                                            --------------     -----------------
         Total impaired loans                   $ 437,000           $791,000

         Related allowance for loan loss        $  60,000           $179,000


         Mortgage servicing rights decreased by $163,000, from $2,681,000 at December 31, 2003 to $2,518,000 at March 31, 2004 due to the amortization and valuation adjustment exceeding the capitalization of new servicing rights. Mortgage servicing rights are capitalized and then amortized over the period of estimated servicing income. The amortization of mortgage servicing rights results from scheduled amortization and from the immediate amortization of any remaining mortgage servicing right that is attached to a loan that is prepaid. When comparing the first quarter of 2004 to the first quarter of 2003, the amortization of mortgage servicing rights decreased by $156,000. During the first quarter of 2003, the Company experienced an increase in amortization due to prepayments as relatively low market interest rates on residential mortgages resulted in refinancing of loans the Company services for the secondary market. The capitalization of mortgage servicing rights decreased by $505,000 during the first quarter of 2004 when compared to the first quarter of 2003, due to the low market interest rates mentioned above resulting in a larger amount of mortgage loan originations during the first quarter of 2003. Future amortization due to prepayments will, in large part, be determined by future market interest rates. Management periodically evaluates its capitalized mortgage servicing rights for impairment. Due to changes in the estimates used to value its mortgage servicing rights, which resulted from changes in market conditions, the Company recorded a $27,000 and a $150,000 impairment of its mortgage servicing rights during the first quarter of 2004 and 2003, respectively. Changes in market conditions could result in the recovery of the impairment or additional impairment in future periods.

         The table below summarizes capitalization, amortization and change in valuation of the Company's mortgage servicing rights during the periods indicated.

                                               Three months ended
                                                    March 31,
                                               2004           2003
                                           -----------    -----------
Mortgage servicing rights
Balance at beginning of period             $ 2,896,000    $ 2,839,000
   Mortgage servicing rights capitalized        77,000        582,000
   Amortization expense                       (213,000)      (369,000)
                                           -----------    -----------
Balance at end of period                   $ 2,760,000    $ 3,052,000

Valuation reserve
Balance at beginning of period             $  (215,000)   $  (660,000)
   Additions                                   (27,000)      (150,000)
   Subtractions                                      -              -
                                           -----------    -----------
Balance at end of period                   $  (242,000)   $  (810,000)
                                           ===========    ===========

Mortgage Servicing Rights, net             $ 2,518,000    $ 2,242,000
                                           ===========    ===========


         Liabilities increased by $2,472,000 from $195,937,000 at December 31, 2003 to $198,409,000 at March 31, 2004. This increase is primarily due to a $1,240,000 increase in deposits and a $973,000 increase in advances from borrowers for taxes and insurance. The increase in advances from borrowers for taxes and insurance resulted, primarily, from the timing of payment of real estate taxes.

         Equity increased by $427,000 from $27,868,000 at December 31, 2003 to $28,295,000 at March 31, 2004. The increase in equity was primarily the result of net income for the first quarter of 2004 of $477,000 being partially offset by the payment of $254,000 in cash dividends. On April 21, 2004, the Board of Directors of the Company declared a $0.22 per share cash dividend to be paid on May 21, 2004 to stockholders of record on May 5, 2004. Subject to the Company's earnings and capital requirements, it is the current intention of the Company to continue to pay regular quarterly cash dividends.


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2004 and March 31, 2003.

         Net Income. Net income decreased by $411,000, or 46.3% for the three-month period ended March 31, 2004 when compared to the same period during 2003. The decrease in net income was primarily due a decrease of $1,048,000 in noninterest income partially offset by a $265,000 increase in net interest income and a $303,000 decrease in income tax expense for the three months ended March 31, 2004 when compared to the same period in 2003.

         Interest Income. Interest income decreased by $54,000, or 1.81%, for the three-month period ended March 31, 2004 when compared to the same period in 2003. This decrease was primarily the result of a decrease of $111,000 in interest income from the Company's investment securities and interest bearing deposits being partially offset by a $57,000 increase in interest income from the Company's loan portfolio. The decrease in interest income from the Company's investment securities and interest bearing deposits resulted from a decrease in the average balance from $56.3 million during the first quarter of 2003 to $41.2 million during the first quarter of 2004. This decrease was primarily the result of the Company using its interest bearing cash deposits to fund loan growth. The increase in interest income from the Company's loan portfolio resulted from an increase in the average balance of the loan portfolio being partially offset by a decrease in the yield during the first quarter of 2004 when compared to the same period in 2003. The average balance of the Company's loan portfolio increased by $15.7 million, from $152.0 million to $167.7 million. The average yield on the loan portfolio decreased by 0.54%, from 7.00% during the first quarter of 2003 to 6.46% during the first quarter of 2004.

         Interest Expense. Total interest expense decreased by $319,000, or 24.7%, for the quarter ended March 31, 2004 when compared to the same period in 2003. The decrease in interest expense was primarily the result of a decrease in the weighted average rate paid on deposits of 0.74%, from 2.31% for the three months ended March 31, 2003, to 1.57% for the three months ended March 31, 2004.

         Net Interest Income. Net interest income increased by $265,000, or 15.6%, for the quarter ended March 31, 2004 when compared to the same period in 2003 due to the changes in interest income and interest expense described above. The Company's net interest margin, the ratio of net interest income to average interest earning assets, increased from 3.28% for the three months ended March 31, 2003 to 3.76% for the three months ended March 31, 2004.

         Provision for Loan Losses. The Company made no provision for loan losses during the first quarter of 2004 or 2003. Management evaluates the quality of the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan loss. Classified loans were 1.2% and 1.6% of total loans at March 31, 2004 and December 31, 2003, respectively. Nonaccrual loans were $553,000 and $829,000 at March 31, 2004 and December 31, 2003,
respectively. The provision reflects management's monitoring of the allowance for loan losses in relation to the size and quality of the loan portfolio and adjusts the provision for loan losses to adequately provide for loan losses. Management determines the amounts of the allowance for loan losses in a systematic manner that includes self-correcting policies that adjust loss estimation methods on a periodic basis. Due to the increase in the loan portfolio and the changes in the composition of the loan portfolio, it is likely that the provision for loan losses will increase in future periods. While the Company maintains its allowance for loan losses at a level that is considered to be adequate to provide for potential losses, there can be no assurance that further additions will not be made to the loss allowance and that losses will not exceed estimated amounts.

         Noninterest Income. Noninterest income decreased by $1,048,000, or 53.3%, for the three months ended March 31, 2004 when compared to the same period in 2003 primarily due to decreases in the gain on sale of loans originated for sale and loan origination and commitment fees. Due to low interest rates on residential mortgage loans during the first three months of 2003, the Company originated and sold to the secondary market a larger volume of loans during that period when compared to the same period in 2004. Because the company retains servicing on a majority of these loans, a larger amount of servicing assets were capitalized in 2003. These servicing assets are reported as a component of gain on sale of loans originated for sale in the Consolidated Statements of Income. During the last half of 2003 and the first quarter of 2004, interest rates on residential mortgages increased. If this trend continues, the amount of loan originations and sales to the secondary market will likely decrease, which would result in a reduction in the gain on sale of loans originated for sale in future periods.

         Noninterest Expense. Noninterest expense decreased by $69,000, or 3.1%, for the three months ended March 31, 2004 when compared to the same period during 2003. This decrease was primarily the result of a decrease of $279,000 in the amortization and valuation adjustments for mortgage servicing rights being partially offset by an increase of $110,000 in compensation and benefits. The amortization of mortgage servicing rights results from scheduled amortization and from the immediate amortization of any remaining mortgage servicing right that is attached to a loan that is prepaid. During the first quarter of 2003, the Company experienced an increase in amortization due to prepayments as relatively low market interest rates on residential mortgages resulted in refinancing of loans the Company services for the secondary market. On a quarterly basis, the Company evaluates its mortgage servicing rights for impairment. Due to changes in estimates used to calculate the fair value of mortgage servicing rights during the first three months of 2004, which resulted from changes in market conditions, the Company recorded a $27,000 impairment.

         Income Tax Expense. Income tax expense decreased by $303,000 for the three-month period ended March 31, 2004 when compared to the same period in 2003. This change was the result of a decrease in income before taxes for the period ended March 31, 2004 when compared to the same period in 2003.

         Non-performing Assets. The following table sets forth the amounts and categories of non-performing assets at March 31, 2004 and December 31, 2003.

                                               March 31, 2004  December 31, 2003
                                             -----------------------------------
                                                     (Dollars in Thousands)
Non-accrual loans
    One to four family real estate                 $  108              $  281
    All other mortgage loans                          295                 295
    Commercial                                         65                 182
    Consumer                                           85                  71
                                                   ------              ------
Total                                              $  553              $  829
                                                   ------              ------
Accruing loans which are contractually
past due 90 days or more
    One to four family real estate                 $   87              $  171
                                                   ------              ------
    Consumer                                            -                   1
                                                   ------              ------
Total                                              $   87              $  172
                                                   ------              ------

Total non-accrual and accruing loans
past due 90 days or more                           $  640              $1,001
                                                   ======              ======
Repossessed and non-performing assets
   Repossessed property                            $  108              $    -
   Other non-performing assets                          -                   -
                                                   ------              ------
Total repossessed and non-performing assets        $  108              $    -
                                                   ------              ------

Total non-performing assets                        $  748              $1,001
                                                   ======              ======

Total non-accrual and accruing loans
past due 90 days or more to total loans              0.38%               0.63%
                                                   ======              ======

Total non-accrual and accruing loans
past due 90 days or more to total assets             0.28%               0.45%
                                                   ======              ======

Total nonperforming assets to total assets           0.33%               0.45%
                                                   ======              ======

         Generally accepted accounting principles require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate; or as a practical expedient, either at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. At March 31, 2004 and December 31, 2003, the value of loans that were classified as impaired was $437,000 and $791,000, respectively.

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

         The Bank's most liquid asset is cash, including investments in interest bearing accounts at United Bankers Bank and the FHLB of Des Moines that have no withdrawal restrictions. The levels of these assets are dependent on the Bank's operating, financing and investing activities during any given period. At March 31, 2004 and December 31, 2003, the Bank's noninterest bearing cash was $8.3 million and $7.7 million, respectively.

         The Company paid a cash dividend of $0.22 per share on February 16, 2004. On April 21, 2004 the Company declared a cash dividend of $0.22 per share payable on May 21, 2004 to stockholders of record on May 5, 2004. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

         Savings institutions like the Bank are required to meet prescribed regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. At March 31, 2004, the Bank exceeded all current capital requirements. See Note 2 in the notes to Consolidated Financial Statements.


         The Office of Thrift Supervision (OTS) has adopted a core capital requirement for savings institutions comparable to the requirement for national banks. The OTS core capital requirement for the Bank is 4% of adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 9.15% at March 31, 2004.

                     WELLS FINANCIAL CORP. and SUBSIDIARIES



Item 3.   Disclosure Controls and Procedures.
-------   -----------------------------------

          (a)  Evaluation of disclosure controls and procedures.  Based on their
               ------------------------------------------------
               evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and the principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.


          (b)  Changes in internal  controls.  During the quarter  under report,
               -----------------------------
               there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                     WELLS FINANCIAL CORP. and SUBSIDIARIES
                                 March 31, 2004

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

                  None

Item 5.           Other information
                  -----------------

                  None

Item 6.           Exhibits and Reports of Form 8-K
                  --------------------------------

                    a.   Exhibits:

                         (i)  Exhibit 31 - Section 302 certifications

                         (ii) Exhibit 32 - Section 906 certification

                    b.   (i)  The Registrant  filed a Form 8-K on March 10, 2004
                              pursuant to items 7 and 9 to report earnings for the year ended December 31, 2003.


No other information is required to be filed under Part II of the form

================================================================================

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



WELLS FINANCIAL CORP.




By:  /s/ Lonnie R. Trasamar                                   Date:  May 3, 2004
     --------------------------------------------------------        -----------
       Lonnie R. Trasamar
       President and Chief Executive Officer


By:  /s/ James D. Moll                                        Date:  May 3, 2004
     --------------------------------------------------------        -----------
       James D. Moll
       Treasurer and Principal Financial & Accounting Officer