Form 10QSB
period 2004-06-30
WELLS FINANCIAL CORP
filed 2004-08-06
CIK 934739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended              June 30, 2004
                                     --------------------------------------
or

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

The number of shares outstanding of each of the issuer's classes of common stock as of August 6, 2004:

            Class                                         Outstanding
            -----                                         -----------
$.10 par value per share, common stock                 1,161,226 Shares

           Transitional Small Business Disclosure Format (check one):
                              Yes       No  X
                                  ---      ---

================================================================================

                      WELLS FINANCIAL CORP. and SUBSIDIARY

                                [OBJECT OMITTED]


                                   FORM 10-QSB
                                      INDEX



PART I - FINANCIAL INFORMATION:                                             Page
-------------------------------                                             ----

Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition                       1
          Consolidated Statements of Income                                    2
          Consolidated Statements of Comprehensive Income                      3
          Consolidated Statement of Stockholders' Equity                       4
          Consolidated Statements of Cash Flows                              5-6
          Notes to Consolidated Financial Statements                         7-9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations and Use of Proceeds          10-16

Item 3.   Controls and Procedures                                             17

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                                   18

Item 2.   Changes in Securities and Small Business Issuer
          Purchases of Equity Securities                                      18

Item 3.  Defaults upon Senior Securities                                      18

Item 4.  Submission of Matters to a Vote of Security Holders                  18

Item 5.  Other Information                                                    18

Item 6.  Exhibits and Reports on Form 8-K                                     18

Signatures

================================================================================

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Financial Condition
                       June 30, 2004 and December 31, 2003
                             (Dollars in Thousands)
                                   (Unaudited)

ASSETS
                                                                    2004         2003
                                                                 ---------    ---------
   Cash, including interest-bearing accounts
     June 30, 2004 $2,397; December 31, 2003 $17,655             $   6,730    $  25,318
   Certificates of deposit                                             126          200
   Securities available for sale, at fair value                     21,663       27,410
   Federal Home Loan Bank Stock, at cost                             1,444        1,303
   Loans held for sale                                               3,522        1,997
   Loans receivable, net                                           181,482      160,049
   Accrued interest receivable                                       1,502        1,209
   Premises and equipment, net                                       4,016        3,585
   Mortgage servicing rights, net                                    2,680        2,681
   Other assets                                                        188           53
                                                                 ---------    ---------
        TOTAL ASSETS                                             $ 223,353    $ 223,805
                                                                 =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits                                                      $ 165,362    $ 169,662
   Borrowed funds                                                   26,140       23,000
   Advances from borrowers for taxes and insurance                   1,736        1,585
   Deferred income taxes                                             1,327        1,456
   Accrued interest payable                                            208           34
   Accrued expenses and other liabilities                              252          200
                                                                 ---------    ---------
        TOTAL LIABILITIES                                          195,025      195,937
                                                                 ---------    ---------

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 500,000 shares
     authorized; none outstanding                                        -            -
                                                                 ---------    ---------
   Common stock, $.10 par value; authorized 7,000,000
     shares; issued 2,187,500 shares                                   219          219
   Additional paid-in capital                                       17,146       17,154
   Retained earnings, substantially restricted                      27,453       26,922
   Accumulated other comprehensive income                              287          525
   Unearned compensation restricted stock awards                      (488)        (561)
   Treasury stock, at cost, 1,026,274 shares at June 30, 2004,
      and 1,033,673 shares at December 31, 2003                    (16,289)     (16,391)
                                                                 ---------    ---------
        TOTAL STOCKHOLDERS' EQUITY                                  28,328       27,868
                                                                 ---------    ---------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 223,353    $ 223,805
                                                                 =========    =========

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                    Three Months Ended        Six Months Ended
                                                         June 30,                  June 30,
                                                  -----------------------   -----------------------
                                                      2004         2003         2004         2003
                                                  ----------   ----------   ----------   ----------
Interest and dividend income
   Loans receivable:
      First mortgage loans                        $    1,703   $    1,876   $    3,433   $    3,815
      Consumer and other loans                         1,121          709        2,097        1,419
   Investment securities and other
       interest bearing deposits                         219          316          445          653
                                                  ----------   ----------   ----------   ----------
                    Total interest income              3,043        2,901        5,975        5,887
                                                  ----------   ----------   ----------   ----------
Interest Expense
   Deposits                                              635          897        1,296        1,880
   Borrowed funds                                        321          310          631          617
                                                  ----------   ----------   ----------   ----------
                     Total interest expense              956        1,207        1,927        2,497
                                                  ----------   ----------   ----------   ----------
                     Net interest income               2,087        1,694        4,048        3,390
Provision for loan losses                                  -            -            -            -
                                                  ----------   ----------   ----------   ----------
     Net interest income after provision for
           loan losses                                 2,087        1,694        4,048        3,390
                                                  ----------   ----------   ----------   ----------

Noninterest income
   Gain on sale of loans originated for sale             550        1,591          829        2,998
   Loan servicing fees                                   240          231          481          449
   Insurance commissions                                 152          117          340          211
   Fees and service charges                              122          196          303          416
   Other                                                  30           41           60           69
                                                  ----------   ----------   ----------   ----------
                       Total noninterest income        1,094        2,176        2,013        4,143
                                                  ----------   ----------   ----------   ----------
Noninterest expense
   Compensation and benefits                           1,275        1,054        2,297        1,966
   Occupancy and equipment                               270          271          534          532
   Data processing                                       127          127          267          252
   Advertising                                            71           74          152          133
   Amortization and valuation adjustments for
     mortgage servicing rights                            24           85          264          604
   Other                                                 493          593          880          920
                                                  ----------   ----------   ----------   ----------
                  Total noninterest expense            2,260        2,204        4,394        4,407
                                                  ----------   ----------   ----------   ----------
                   Income before taxes                   921        1,666        1,667        3,126
Income tax expense                                       356          662          625        1,234
                                                  ----------   ----------   ----------   ----------
                   Net income                     $      565   $    1,004   $    1,042   $    1,892
                                                  ==========   ==========   ==========   ==========
Cash dividends declared per share                 $     0.22   $     0.20   $     0.44   $     0.40
                                                  ==========   ==========   ==========   ==========
Earnings per share
      Basic                                       $     0.49   $     0.89   $     0.90   $     1.68
                                                  ==========   ==========   ==========   ==========
      Diluted                                     $     0.47   $     0.87   $     0.88   $     1.64
                                                  ==========   ==========   ==========   ==========

Weighted average number of common shares
      outstanding:
      Basic                                        1,162,283    1,131,085    1,160,414    1,128,490
                                                  ==========   ==========   ==========   ==========
      Diluted                                      1,190,265    1,159,797    1,188,396    1,153,604
                                                  ==========   ==========   ==========   ==========

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                             (Dollars in Thousands)
                                   (Unaudited)


                                     Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                    --------------------  -------------------
                                       2004       2003       2004       2003
                                     -------    -------    -------    -------
Net Income                           $   565    $ 1,004    $ 1,042    $ 1,892
Other comprehensive income:
   Unrealized depreciation on
     securities available for sale      (532)       (42)      (381)      (244)
   Related deferred income taxes         206         17        143        100
                                     -------    -------    -------    -------
Comprehensive income                 $   239    $   979    $   804    $ 1,748
                                     =======    =======    =======    =======


                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. and SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                         Six Months Ended June 30, 2004
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                Unearned
                                                              Accumulated     Compensation
                                      Additional                 Other         Restricted                Total
                              Common    Paid-In   Retained   Comprehensive       Stock     Treasury   Stockholders'
                               Stock    Capital   Earnings       Income          Awards     Stock        Equity
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003    $  219   $ 17,154  $ 26,922      $      525     $      (561) $(16,391)      $ 27,868

Net income for the six
months ended June 30, 2004         -          -     1,042               -               -         -          1,042

Net change in unrealized
appreciation on securities
available for sale, net of
related deferred taxes             -          -         -            (238)              -         -           (238)

Treasury stock purchases,
1,725 shares                       -          -         -               -               -       (43)           (43)

Options exercised                  -        (81)        -               -               -        94             13

Award of management stock
bonus plan shares, 3,200
shares                             -         56         -               -            (107)       51              -

Tax benefit related to
exercised options                  -         17         -               -               -         -             17

Amortization of unearned
compensation                       -          -         -               -             180         -            180

Dividends on common stock          -          -     (511)               -               -         -           (511)
                           ----------------------------------------------------------------------------------------
Balance June 30, 2004         $  219   $ 17,146  $ 27,453      $      287     $      (488) $(16,289)       $ 28,328
                           ========================================================================================

                (See Notes to Consolidated Financial Statements)

                             WELLS FINANCIAL CORP. and SUBSIDIARY
                             Consolidated Statements of Cash Flow
                            Six Months Ended June 30, 2004 and 2003
                                    (Dollars in Thousands)
                                          (Unaudited)


                                                                                    2004         2003
                                                                                 ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                     $   1,042    $   1,892
  Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
    Gain on sale of loans originated for sale                                         (829)      (2,998)
    Compensation on allocation of ESOP shares                                            -           79
    Amortization of restricted stock awards                                            180           42
    Tax benefit from exercised options                                                  17           14
    Gain on the sale of foreclosed real estate                                           -           (2)
    Deferred income taxes                                                             (129)         108
    Depreciation on premises and equipment                                             220          172
    Amortization of deferred loan origination fees                                     (29)         (32)
    Amortization and valuation adjustments for mortgage servicing rights               264          604
    Amortization of securities premiums and discounts                                  133           57
    Loans originated for sale                                                      (37,965)    (128,354)
    Proceeds from the sale of loans originated for sale                             37,269      126,671
  Changes in assets and liabilities:
    Accrued interest receivable                                                       (293)          45
    Other assets                                                                      (146)         (22)
    Accrued expenses and other liabilities                                             226         (114)
                                                                                 ---------    ---------
      Net cash used in operating activities                                            (40)      (1,838)
                                                                                 ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in loans                                               $ (21,513)   $   7,042
  Purchase of certificates of deposit                                                  (26)        (100)
  Purchase of securities available for sale                                         (2,624)     (13,974)
  Purchase of Federal Home Loan Bank stock                                            (141)           -
  Proceeds from the maturities of certificates of deposit                              100          100
  Proceeds from the maturities of securities available for sale                      7,857       10,372
  Proceeds from the sale and redemption of foreclosed real estate                        -          102
  Purchase of premises and equipment                                                  (651)        (618)
  Investment in foreclosed real estate                                                   -           (7)
                                                                                 ---------    ---------
      Net cash provided by (used in) investment activities                         (16,998)       2,917
                                                                                 ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                            $  (4,300)   $   2,131
  Net increase in advances from borrowers for taxes and insurance                      151           87
  Proceeds from borrowed funds                                                       3,140            -
  Options exercised                                                                     13           22
  Purchase of treasury stock                                                           (43)           -
  Dividends on common stock                                                           (511)        (451)
                                                                                 ---------    ---------
  Net cash provided by (used in) financing activities                               (1,550)       1,789
                                                                                 ---------    ---------
        Net increase (decrease) in cash and cash equivalents                       (18,588)       2,868

CASH:

  Beginning                                                                         25,318       36,571
                                                                                 ---------    ---------
  Ending                                                                         $   6,730    $  39,439
                                                                                 =========    =========

                (See Notes to Consolidated Financial Statements)

                            WELLS FINANCIAL CORP. and SUBSIDIARY
                       Consolidated Statements of Cash Flow (continued)
                           Six Months Ended June 30, 2004 and 2003
                                    (Dollars in Thousands)
                                         (Unaudited)

                                                                             2004       2003
                                                                           -------    -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for:
    Interest on deposits                                                   $ 1,122    $ 1,732
    Interest on borrowed funds                                                 631        617
    Income taxes                                                               675      1,156
                                                                           =======    =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
  Transfers from loans to foreclosed real estate                           $   109    $   214
  Allocation of ESOP shares to participants                                      -         29
  Net change in unrealized appreciation on securities available for sale      (238)      (144)
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

Employee stock plans

         At June 30, 2004, the Company had three stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Account for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost on options awarded under these plans has been recognized, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the compensation cost for the stock option plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation):

                                                    Three months ended         Six months ended
                                                         June 30,                  June 30,
                                                 ------------------------   ----------------------
                                                    2004         2003         2004         2003
                                                 ----------    ---------    ---------    ---------
Net income:
As reported                                      $      565    $   1,004    $   1,042    $   1,892
Deduct total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects               (3)          (6)         (45)         (11)
                                                 ----------    ---------    ---------    ---------
Pro forma                                               562          998          997        1,881
                                                 ==========    =========    =========    =========

Basic earnings per share:
   As reported                                     $   0.49    $    0.89    $    0.90    $    1.68
   Pro forma                                           0.48         0.88         0.86         1.67

Diluted earnings per share:
   As reported                                     $   0.47    $    0.87    $    0.88    $    1.64
   Pro forma                                           0.47         0.86         0.84         1.63


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

NOTE 2.  REGULATORY CAPITAL

         The following table presents the Bank's regulatory capital amounts and percents at June 30, 2004 and December 31, 2003.

                                   June 30, 2004               December 31, 2003
                                  Amount    Percent            Amount    Percent
                               -------------------------------------------------
                                            (Dollars in Thousands)
Tier 1 (Core) Capital
    Required                     $ 8,801      4.00%           $ 8,666      4.00%
    Actual                        20,013      9.10%            19,516      9.01%
    Excess                        11,212      5.10%            10,850      5.01%

Risk-based Capital
   Required                      $14,064      8.00%           $12,700      8.00%
   Actual                         20,873     11.87%            20,420     12.86%
   Excess                          6,809      3.87%             7,720      4.86%


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


                                                 Number of Shares
                                   Three months ended      Six months ended
                                        June 30,               June 30,
                                 ---------------------   ---------------------
                                    2004        2003        2004        2003
                                 ---------   ---------   ---------   ---------
Basic EPS                        1,162,283   1,131,085   1,160,414   1,128,490
Effect of dilutive securities:
    Stock options                   27,982      28,712      27,982      25,114
                                 ---------   ---------   ---------   ---------
Diluted EPS                      1,190,265   1,159,797   1,188,396   1,153,604
                                 =========   =========   =========   =========

                     WELLS FINANCIAL CORP. and SUBSIDIARIES
           Management's Discussion and Analysis of Financial Condition
                            And Results of Operations

General:

     Wells Financial Corp. (Company) was incorporated under the laws of the State of Minnesota in December 1994 for the purpose of owning all of the outstanding stock of Wells Federal Bank, fsb (Bank) issued in the mutual to stock conversion of the Bank. On April 11, 1995, the conversion was completed and $8.4 million of the net proceeds from the sale of the stock were provided to the Bank in exchange for all of the Bank's stock. The consolidated financial statements included herein are for the Company, the Bank and the Bank's wholly owned subsidiaries, Greater Minnesota Mortgage, Inc., Wells Insurance Agency, Inc., and Wells REIT Holding, LLC.

     The income of the Company is derived primarily from the operations of the Bank and the Bank's subsidiaries, and to a lesser degree from interest income from securities and certificates of deposit with other banks. The Bank's net income is primarily dependent upon the difference (or spread) between the average yield earned on loans, investments and mortgage-backed securities and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. Net income is also affected by, among other things, provision for loan losses, gain on sale of loans originated for sale, service charges, servicing fees, subsidiary activities, operating expenses, and income taxes.

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

         Allowance for Loan Loss. The allowance for loan loss is based on management's periodic review of the loan portfolio. In evaluating the adequacy of the allowance for loan loss, management considers factors including, but not limited to, specific loan impairment, historical loss experience, the size and composition of the loan portfolio and current economic conditions. Although management believes that the allowance for loan loss is maintained at an adequate level, there can be no assurance that further additions will not be made to the allowance and that losses will not exceed estimated amounts.

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

Comparison of Financial Condition at June 30, 2004 and December 31, 2003:

         Total assets decreased by $452,000, from $223,805,000 at December 31, 2003 to $223,353,000 at June 30, 2004 due primarily to a reduction in customer deposits. Cash and securities available for sale decreased by $18,588,000 and $5,747,000, respectively, while loans held for sale and loans receivable increased by $1,525,000 and $21,433,000, respectively. On June 30, 2004 and December 31, 2003, the Company had firm commitments to sell the loans that were classified as held for sale. The increase in loans receivable resulted, primarily, from increases in commercial and agricultural mortgage loans.

         In accordance with the Bank's internal classification of assets policy, management evaluates the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan losses. The increase in the Company's loan portfolio mentioned above and changes in the composition of the Company's loan portfolio could require an increase in the allowance for loan losses in future periods. As of June 30, 2004 and December 31, 2003 the balances in the allowance for loan losses and the allowance for loan losses as a percentage of total loans were $860,000 and $904,000 and 0.46% and 0.56%, respectively.

         Activity in the Company's allowance for loan losses for the six months ended June 30, 2004 and 2003 is summarized as follows:

                                                  2004         2003
                                             ---------    ---------

       Balance on January 1,                 $ 904,000    $ 908,000
          Provision for loan losses                  -            -
          Charge-offs                          (49,000)     (17,000)
          Recoveries                             5,000       12,000
                                             ---------    ---------
       Balance on June 30,                   $ 860,000    $ 903,000
                                             =========    =========

         Loans on which the accrual of interest has been discontinued amounted to $109,000 and $829,000 at June 30, 2004 and December 31, 2003, respectively. The effect of nonaccrual loans was not significant to the results of operations. The Company includes all loans considered impaired under FASB Statement No. 114 in nonaccrual loans. The amount of impaired loans at June 30, 2004 and December 31, 2003 was $70,000 and $791,000, respectively.

         Mortgage servicing rights remained relatively constant from December 31, 2003 to June 30, 2004 due to the capitalization of new servicing rights and the valuation adjustment offsetting the amortization of mortgage servicing rights. Mortgage servicing rights are capitalized and then amortized over the period of estimated servicing income. The amortization of mortgage servicing rights results from scheduled amortization and from the immediate amortization of any remaining mortgage servicing right that is attached to a loan that is prepaid. When comparing the first half of 2004 to the first half of 2003, the amortization of mortgage servicing rights decreased by $416,000. During the first half of 2003, the Company experienced an increase in amortization due to prepayments as relatively low market interest rates on residential mortgages resulted in refinancing of loans the Company services for the secondary market. The capitalization of mortgage servicing rights decreased by $667,000 during the first half of 2004 when compared to the first half of 2003, due to the low market interest rates mentioned above resulting in a larger amount of mortgage loan originations during the first half of 2003. Future amortization due to prepayments will, in large part, be determined by future market interest rates. Management periodically evaluates its capitalized mortgage servicing rights for impairment. Due to changes in the estimates used to value its mortgage servicing rights, which resulted from changes in market conditions, the Company recorded a $204,000 and a $280,000 net recovery of its mortgage servicing rights valuation reserves during the first half of 2004 and 2003, respectively. Changes in market conditions could result in the recovery of the remaining impairment or additions to the impairment in future periods. The table below summarizes capitalization, amortization and change in valuation of the Company's mortgage servicing rights during the periods indicated.

                                              Three months ended              Six months ended
                                                   June 30,                       June 30,
                                           --------------------------    --------------------------
                                               2004           2003           2004           2003
                                           -----------    -----------    -----------    -----------
Mortgage servicing rights
Balance at beginning of period             $ 2,760,000    $ 3,052,000    $ 2,896,000    $ 2,839,000
   Mortgage servicing rights capitalized       186,000        348,000        263,000        930,000
   Amortization expense                       (255,000)      (515,000)      (468,000)      (884,000)
                                           -----------    -----------    -----------    -----------
Balance at end of period                   $ 2,691,000    $ 2,885,000    $ 2,691,000    $ 2,885,000
                                           ===========    ===========    ===========    ===========

Valuation reserve
Balance at beginning of period             $  (242,000)   $  (810,000)   $  (215,000)   $  (660,000)
    Additions                                        -              -        (27,000)      (150,000)
    Subtractions                               231,000        430,000        231,000        430,000
                                           -----------    -----------    -----------    -----------
Balance at end of period                   $   (11,000)   $  (380,000)   $   (11,000)   $  (380,000)
                                           ===========    ===========    ===========    ===========

Mortgage Servicing Rights, net             $ 2,680,000    $ 2,505,000    $ 2,680,000    $ 2,505,000
                                           ===========    ===========    ===========    ===========


         Liabilities decreased by $912,000 from $195,937,000 at December 31, 2003 to $195,025,000 at June 30, 2004. This decrease is primarily due to a $4,300,000 decrease in deposits being partially offset by a $3,140,000 increase in borrowed funds.

         Equity increased by $460,000 from $27,868,000 at December 31, 2003 to $28,328,000 at June 30, 2004. The increase in equity was primarily the result of net income for the first six months of 2004 of $1,042,000 being partially offset by the payment of $511,000 in cash dividends. On July 20, 2004, the Board of Directors of the Company declared a $0.22 per share cash dividend to be paid on August 16, 2004 to stockholders of record on August 2, 2004. Subject to the Company's earnings and capital requirements, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

Comparison of Operating Results for the Three and Six-Month Periods Ended June 30, 2004 and June 30, 2003.

         Net Income. Net income decreased by $439,000, or 43.7% for the three-month period ended June 30, 2004 when compared to the same period during 2003. The decrease in net income was primarily due a decrease of $1,083,000 in noninterest income partially offset by a $393,000 increase in net interest income and a $306,000 decrease in income tax expense for the three months ended June 30, 2004 when compared to the same period in 2003.

         Net income decreased by $850,000, or 44.9% for the six-month period ended June 30, 2004 when compared to the same period during 2003. The decrease in net income was primarily due a decrease of $2,131,000 in noninterest income partially offset by a $658,000 increase in net interest income and a $609,000 decrease in income tax expense for the six months ended June 30, 2004 when compared to the same period in 2003.

         Interest Income. Interest income increased by $142,000 and $88,000, or 4.9% and 1.5%, for the three and six-month periods ended June 30, 2004, respectively, when compared to the same periods in 2003. These increases were primarily the result of an increase in interest income from the Company's loan portfolio being partially offset by a decrease in interest income from investment securities and other interest bearing deposits. The increase in interest income from the loan portfolio resulted from a $22.1 million increase in the average balance of the Company's loan portfolio for the six months ended June 30, 2004 when compared to the same period in 2003. Partially offsetting the increase in interest income that resulted from the increase in the average balance was a decrease in yield on the loan portfolio of 0.54%, from 6.93% for the first six months of 2003 to 6.39% for the first six months of 2004. The decrease in interest income from the Company's investment securities and interest bearing deposits resulted from a decrease in the average balance from $64.6 million during the first half of 2003 to $36.1 million during the first half of 2004. This decrease was primarily the result of the Company using its interest bearing cash deposits to fund loan growth.

         Interest Expense. Total interest expense decreased by $251,000 and $570,000, or 20.8% and 22.8%, for the three and six-month periods ended June 30, 2004, respectively, when compared to the same periods in 2003. The decrease in interest expense was primarily the result of a decrease in the weighted average rate paid on deposits of 0.66%, from 2.20% for the six months ended June 30, 2003, to 1.54% for the six months ended June 30, 2004.

         Net Interest Income. Net interest income increased by $393,000 and $658,000, or 23.2% and 19.4%, for the three and six months ended June 30, 2004, respectively, when compared to the same periods in 2003 due to the changes in interest income and interest expense described above. The Company's net interest margin, the ratio of net interest income to average interest earning assets, increased from 3.14% for the six months ended June 30, 2003 to 3.87% for the six months ended June 30, 2004.

         The table below summarizes average balances and yields or costs for the Company's interest earning assets and interest bearing liabilities.

                                             June 30, 2004                 June 30, 2003
                                    ---------------------------      -----------------------------
                                       Average        Average           Average         Average
                                       Balance       Yield/Cost         Balance        Yield/Cost
                                       -------       ----------         -------        ----------
Interest Earning Assets
  Loans Receivable                  $173,178,000        6.39%        $151,042,000         6.93%
  Investments                         36,087,000        2.47%          64,614,000         2.02%
                                    ------------                     ------------
Total Interest Earning Assets       $209,265,000        5.71%        $215,656,000         5.46%
                                    ============                     ============
Interest Bearing Liabilities
  Deposits                          $168,170,000        1.54%        $170,644,000         2.20%
  Borrowed Funds                      23,897,000        5.28%          23,000,000         5.37%
                                    ------------                     ------------
Total Interest Bearing Liabilities  $192,067,000        2.01%        $193,644,000         2.58%
                                    ============                     ============
Interest Rate Spread                                    3.70%                             2.88%
Net Interest Margin                                     3.87%                             3.14%



         Provision for Loan Losses. The Company made no provision for loan losses during the first six months of 2004 or 2003. Management evaluates the quality of the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan loss. Classified loans were 0.7% and 1.6% of total loans at June 30, 2004 and December 31, 2003, respectively. Nonaccrual loans were $109,000 and $829,000 at June 30, 2004 and December 31, 2003,
respectively. The provision reflects management's monitoring of the allowance for loan losses in relation to the size and quality of the loan portfolio and adjusts the provision for loan losses to adequately provide for loan losses. Management determines the amounts of the allowance for loan losses in a systematic manner that includes self-correcting policies that adjust loss estimation methods on a periodic basis. Due to the increase in the loan portfolio and the changes in the composition of the loan portfolio, it is possible that the provision for loan losses will increase in future periods.
While the Company maintains its allowance for loan losses at a level that is considered to be adequate to provide for probable loss, further additions to the allowance may be required if actual losses exceed estimated amounts.

         Noninterest Income. Noninterest income decreased by $1,083,000 and $2,131,000, or 49.7% and 51.4%, for the three and six month periods ended June 30, 2004 when compared to the same periods in 2003 primarily due to decreases in the gain on sale of loans originated for sale. Due to low interest rates on residential mortgage loans during the first six months of 2003, the Company originated and sold to the secondary market a larger volume of loans during that period when compared to the same period in 2004. Because the company retains servicing on a majority of these loans, a larger amount of servicing assets were capitalized in 2003. These servicing assets are reported as a component of gain on sale of loans originated for sale in the Consolidated Statements of Income. During the last half of 2003 and the first half of 2004, interest rates on residential mortgages increased. If this trend continues, the amount of loan originations and sales to the secondary market will likely decrease, which would result in a reduction in the gain on sale of loans originated for sale in future periods.

         Noninterest Expense. Noninterest expense increased by $56,000, or 2.5%, for the three months ended June 30, 2004 when compared to the same period during 2003. This increase was primarily the result of an increase of $221,000 in compensation and benefits being partially offset by a $100,000 decrease in other noninterest expense and a decrease of $61,000 in the amortization and valuation adjustments for mortgage servicing rights. Noninterest expense decreased by $13,000 for the six months ended June 30, 2004 when compared to the same period in 2003 due primarily to $340,000 decrease in the amortization and valuation adjustments for mortgage servicing rights being partially offset by a $331,000 increase in compensation and benefits. The amortization of mortgage servicing rights results from scheduled amortization and from the immediate amortization of any remaining mortgage servicing right that is attached to a loan that is prepaid. During the first half of 2003, the Company experienced an increase in amortization due to prepayments as relatively low market interest rates on residential mortgages resulted in refinancing of loans the Company services for the secondary market. On a quarterly basis, the Company evaluates its mortgage servicing rights for impairment. Due to changes in estimates used to calculate the fair value of mortgage servicing rights during the first six months of 2004, which resulted from changes in market conditions, the Company recorded a $204,000 net recovery.

         Income Tax Expense. Income tax expense decreased by $306,000 and $609,000 for the three and six-month periods ended June 30, 2004 when compared to the same periods in 2003. This change was the result of a decrease in income before taxes for the periods ended June 30, 2004 when compared to the same periods in 2003. The Company estimates the effective tax rate for the first six months of 2004 will be consistent in future periods.

         Non-performing Assets. The following table sets forth the amounts and categories of non-performing assets at June 30, 2004 and December 31, 2003:

                                               June 30, 2004      December 31, 2003
                                               ------------------------------------
                                                      (Dollars in Thousands)
Non-accrual loans
   One to four family real estate                 $    -                 $  281
   Commercial real estate                              -                    295
   Commercial                                          -                    182
   Consumer                                          109                     71
                                                  ------                 ------
Total                                             $  109                 $  829
                                                  ------                 ------
Accruing loans which are contractually past due
90 days or more
   One to four family real estate                 $   62                 $  171
   Consumer                                            3                      1
                                                  ------                 ------
Total                                             $   65                 $  172
                                                  ------                 ------
 Total non-accrual and accruing loans past due
 90 days or more                                  $  174                 $1,001
                                                  ======                 ======
Repossessed and non-performing assets
   Repossessed property                           $   42                 $    -
   Other non-performing assets                         -                      -
                                                  ------                 ------
Total repossessed and non-performing assets       $   42                 $    -
                                                  ------                 ------
Total non-performing assets                       $  216                 $1,001
                                                  ======                 ======
Total non-accrual and accruing loans past due
90 days or more to total loans                      0.09%                  0.63%
                                                  ======                 ======
Total non-accrual and accruing loans past due
90 days or more to total assets                     0.08%                  0.45%
                                                  ======                 ======
Total nonperforming assets to total assets          0.10%                  0.45%
                                                  ======                 ======

         Generally accepted accounting principles require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate; or as a practical expedient, either at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. At June 30, 2004 and December 31, 2003, the value of loans classified as impaired was $70,000 and $791,000, respectively.

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

         The Bank's most liquid asset is cash, including investments in interest bearing accounts at United Bankers Bank and the FHLB of Des Moines that have no withdrawal restrictions. The levels of these assets are dependent on the Bank's operating, financing and investing activities during any given period. At June 30, 2004 and December 31, 2003, the Bank's noninterest bearing cash was $4.3 million and $7.7 million, respectively.

         The Company paid a cash dividend of $0.22 per share on February 16, 2004 and May 21, 2004. On July 20, 2004 the Company declared a cash dividend of $0.22 per share payable on August 16, 2004 to stockholders of record on August 2, 2004. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

         Savings institutions like the Bank are required to meet prescribed regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. At June 30, 2004, the Bank exceeded all current capital requirements. See Note 2 in the notes to Consolidated Financial Statements.

         The Office of Thrift Supervision (OTS) has adopted a core capital requirement for savings institutions comparable to the requirement for national banks. The OTS core capital requirement for the Bank is 4% of adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 9.10% at June 30, 2004.

                     WELLS FINANCIAL CORP. and SUBSIDIARIES


Item 3.   Controls and Procedures.
-------   ------------------------

(a)  Evaluation of disclosure controls and procedures. Based on their evaluation
     ------------------------------------------------
     of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and the principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.


(b)  Changes in internal controls. During the quarter under report, there was no
     ----------------------------
     change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                     WELLS FINANCIAL CORP. and SUBSIDIARIES
                                  June 30, 2004

                                   FORM 10-QSB


PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings
        -----------------

        None

Item 2. Changes in  Securities  and Small  Business  Issuer  Purchases of Equity
        ------------------------------------------------------------------------
        Securities
        ----------

          The following table provides information on repurchases by the Company of its common stock in each month of the quarter ended June 30, 2004:

                      Issuer Purchases of Equity Securities

--------------------------------------------------------------------------------------------------
                                              (c) Total Number of
                    (a)Total                  Shares Purchased as       (d) Maximum Number of
                    Number of    (b) Average    Part of Publicly        Shares that May Yet Be
                     Shares      Price Paid    Announced Plans or      Purchased Under the Plan
   Period           Purchased     per Share         Programs                  or Programs
--------------------------------------------------------------------------------------------------
April 1-30, 2004          -             -                -                       38,875
--------------------------------------------------------------------------------------------------
May 1-31, 2004        1,025         24.59            1,025                       37,850
--------------------------------------------------------------------------------------------------
June 1-30, 2004         700         25.30              700                       37,150
--------------------------------------------------------------------------------------------------
Total                 1,725         24.88            1,725                       37,150
--------------------------------------------------------------------------------------------------

          The total number of shares repurchased during the quarter was directly related to the Company's stock repurchase plan that was publicly announced on December 17, 2002, authorizing the repurchase of up to 60,000 shares of the Company's stock in open market transactions.

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

Item 5. Other information
------- -----------------

        None

Item 6. Exhibits and Reports of Form 8-K
        --------------------------------

        a. Exhibits:
           (i)     Exhibit 31 - Section 302 certifications
           (ii)    Exhibit 32 - Section 906 certification

        b. (i) The Registrant filed a Form 8-K on April 30, 2004 pursuant to Items 7 and 9 to report earnings for the quarter ended March 31, 2004.

No other information is required to be filed under Part II of the form

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



WELLS FINANCIAL CORP.




By:  /s/ Lonnie R. Trasamar                             Date:  August 6, 2004
     -------------------------------------------------         --------------
       Lonnie R. Trasamar
       President and Chief Executive Officer


By:  /s/ James D. Moll                                  Date:  August 6, 2004
     -------------------------------------------------         --------------
       James D. Moll
       Treasurer and Principal Financial & Accounting Officer