Form 10QSB
period 2004-09-30
WELLS FINANCIAL CORP
filed 2004-11-05
CIK 934739

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 2004
                                        ------------------

or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

                         Commission File Number 0-25342
                                                -------

                              WELLS FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

          MINNESOTA                                               41-1799504
-------------------------------                              -------------------
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                53 1ST STREET S.W., P.O. BOX 310, WELLS MN 56097
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (507) 553-3151
               ---------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

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

The number of shares outstanding of each of the issuer's classes of common stock as of NOVEMBER 5, 2004:

   CLASS                                               OUTSTANDING
   -----                                               -----------
   $.10 par value per share, common stock              1,168,119 Shares

           Transitional Small Business Disclosure Format (check one):
                                  Yes___ No __X__

================================================================================

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

         ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND
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

         SIGNATURES

================================================================================

                      WELLS FINANCIAL CORP. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                    September 30, 2004 and December 31, 2003
                             (Dollars in Thousands)
                                   (Unaudited)

ASSETS
                                                                                     2004                   2003
                                                                               ------------------    -------------------
   Cash, including interest-bearing accounts
     September 30, 2004 $5,844; December 31, 2003 $17,655                             $   11,565             $   25,318
   Certificates of deposit                                                                   200                    200
   Securities available for sale, at fair value                                           16,156                 27,410
   Federal Home Loan Bank Stock, at cost                                                   1,777                  1,303
   Loans held for sale                                                                     1,549                  1,997
   Loans receivable, net                                                                 192,549                160,049
   Prepaid income taxes                                                                       92                      -
   Accrued interest receivable                                                             1,613                  1,209
   Premises and equipment, net                                                             4,140                  3,585
   Mortgage servicing rights, net                                                          2,573                  2,681
   Other assets                                                                              262                     53
                                                                               -----------------     ------------------
        TOTAL ASSETS                                                                  $  232,476             $  223,805
                                                                               =================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits                                                                           $  165,082             $  169,662
   Borrowed funds                                                                         33,640                 23,000
   Advances from borrowers for taxes and insurance                                         2,555                  1,585
   Deferred income taxes                                                                   1,506                  1,456
   Accrued interest payable                                                                  291                     34
   Accrued expenses and other liabilities                                                    481                    200
                                                                               -----------------     ------------------
        TOTAL LIABILITIES                                                                203,555                195,937
                                                                               -----------------     ------------------

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 500,000 shares
     authorized; none outstanding                                                              -                      -
   Common stock, $.10 par value; authorized 7,000,000
     shares; issued 2,187,500 shares                                                         219                    219
   Additional paid-in capital                                                             17,142                 17,154
   Retained earnings, substantially restricted                                            27,669                 26,922
   Accumulated other comprehensive income                                                    554                    525
   Unearned compensation restricted stock awards                                            (396)                  (561)
   Treasury  stock,  at cost,  shares  at  September  30,  2004,  1,024,849
      and 1,033,673 shares at December 31, 2003                                          (16,267)               (16,391)
                                                                               -----------------     ------------------
        TOTAL STOCKHOLDERS' EQUITY                                                        28,921                 27,868
                                                                               -----------------     ------------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  232,476             $  223,805
                                                                               =================     ==================

                                   (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. AND SUBSIDIARY
                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                                       -----------------------     -------------------------
                                                                         2004          2003          2004          2003
                                                                       ----------- -----------     ----------- -------------
INTEREST AND DIVIDEND INCOME
   Loans receivable:
      First mortgage loans                                              $   1,754     $   1,674     $   5,187      $   5,489
      Consumer and other loans                                              1,163           698         3,260          2,117
   Investment securities and other interest bearing deposits                  189           275           634            928
                                                                        ---------     ---------     ---------      ---------
                  Total interest income                                     3,106         2,647         9,081          8,534
                                                                        ---------     ---------     ---------      ---------
INTEREST EXPENSE
   Deposits                                                                   637           763         1,933          2,643
   Borrowed funds                                                             357           314           988            931
                                                                        ---------     ---------     ---------      ---------
                   Total interest expense                                     994         1,077         2,921          3,574
                                                                        ---------     ---------     ---------      ---------
                   Net interest income                                      2,112         1,570         6,160          4,960
PROVISION FOR LOAN LOSSES                                                       -             -             -              -
                                                                        ---------     ---------     ---------      ---------
     Net interest income after provision for loan losses                    2,112         1,570         6,160          4,960
                                                                        ---------     ---------     ---------      ---------
NONINTEREST INCOME
   Gain on sale of loans originated for sale                                  273         1,644         1,102          4,642
   Loan servicing fees                                                        241           242           722            691
   Insurance commissions                                                      165           135           505            346
   Fees and service charges                                                   161           404           464            820
   Other                                                                       33            66            93            135
                                                                        ---------     ---------     ---------      ---------
                   Total noninterest income                                   873         2,491         2,886          6,634
                                                                        ---------     ---------     ---------      ---------
NONINTEREST EXPENSE
   Compensation and benefits                                                1,091         1,068         3,388          3,034
   Occupancy and equipment                                                    260           298           794            830
   Data processing                                                            102           106           369            358
   Advertising                                                                 84            73           236            206
   Amortization and valuation adjustments for
     mortgage servicing rights                                                209           250           473            854
   Other                                                                      509           439         1,389          1,359
                                                                        ---------     ---------     ---------      ---------
                   Total noninterest expense                                2,255         2,234         6,649          6,641
                                                                        ---------     ---------     ---------      ---------
                   Income before taxes                                        730         1,827         2,397          4,953
INCOME TAX EXPENSE                                                            259           692           884          1,926
                                                                        ---------     ---------     ---------      ---------
                   NET INCOME                                           $     471     $   1,135     $   1,513      $   3,027
                                                                        =========     =========     =========      =========
CASH DIVIDENDS DECLARED PER SHARE                                       $    0.22     $    0.20     $    0.66      $    0.60
                                                                        =========     =========     =========      =========
EARNINGS PER SHARE
      Basic                                                             $    0.40     $    1.00     $    1.30      $    2.68
                                                                        =========     =========     =========      =========
      Diluted                                                           $    0.40     $    0.98     $    1.28      $    2.62
                                                                        =========     =========     =========      =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
      Basic                                                             1,161,706     1,132,939     1,160,848      1,129,989
                                                                        =========     =========     =========      =========
      Diluted                                                           1,186,586     1,157,877     1,185,728      1,154,927
                                                                        =========     =========     =========      =========

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. AND SUBSIDIARY
                 Consolidated Statements of Comprehensive Income
                             (Dollars in Thousands)
                                   (Unaudited)

                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                           ------------------------         -------------------------
                                             2004             2003             2004             2003
                                           --------        --------          --------        --------
Net Income                                  $   471        $  1,135          $ 1,513         $ 3,027
Other comprehensive income:
   Unrealized depreciation on
     securities available for sale              431            (334)              50            (578)
   Related deferred income taxes               (164)             137             (21)            237
                                            -------        ---------         -------         -------
Comprehensive income                        $   738        $     938         $ 1,542         $ 2,686
                                            ========       =========         =======         =======

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                      Nine Months Ended September 30, 2004
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                   UNEARNED
                                                                ACCUMULATED       COMPENSATION
                                       ADDITIONAL                  OTHER          RESTRICTED                    TOTAL
                               COMMON    PAID-IN   RETAINED    COMPREHENSIVE         STOCK       TREASURY   STOCKHOLDERS'
                               STOCK     CAPITAL   EARNINGS        INCOME           AWARDS         STOCK        EQUITY
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003       $  219   $ 17,154    $26,922        $      525     $      (561)  $(16,391)     $   27,868
Net income for the nine
months ended September 30,
2004                                  -          -      1,513                 -                -          -          1,513
Net change in unrealized
appreciation on securities
available for sale, net of
related deferred taxes                -          -          -                29                -          -             29
Treasury stock purchases,
1,725 shares                          -          -          -                 -                -       (43)           (43)
Options exercised                     -       (85)          -                 -                -        116             31
Award of management stock
bonus plan shares, 3,200
shares                                -         56          -                 -            (107)         51              -
Tax benefit related to
exercised options                     -         17          -                 -                -          -             17
Amortization of unearned
compensation                          -          -          -                 -              272          -            272
Dividends on common stock             -          -       (766)                -                -          -           (766)
                             ----------------------------------------------------------------------------------------------
Balance September 30, 2004       $  219   $ 17,142    $27,669        $      554     $      (396)  $(16,267)     $   28,921
                             ==============================================================================================


                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. AND SUBSIDIARY
                      Consolidated Statements of Cash Flow
                  Nine Months Ended September 30, 2004 and 2003
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                     2004           2003
                                                                                 -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                         $ 1,513        $ 3,027
   Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Gain on sale of loans originated for sale                                         (1,102)        (4,642)
     Compensation on allocation of ESOP shares                                              -             79
     Amortization of restricted stock awards                                              272             58
     Tax benefit from exercised options                                                    17             14
     Gain on the sale of foreclosed real estate                                             -              6
     Deferred income taxes                                                                 28            250
     Depreciation on premises and equipment                                               337            262
     Amortization of deferred loan origination fees                                       (49)           (79)
     Amortization and valuation adjustments for mortgage servicing rights                 473            854
     Amortization of securities premiums and discounts                                    160            106
     Loss on sale of securities                                                            19              -
     Loans originated for sale                                                        (48,709)      (188,940)
     Proceeds from the sale of loans originated for sale                               49,894        197,278
   Changes in assets and liabilities:
     Accrued interest receivable                                                         (404)           226
     Other assets                                                                        (131)          (142)
     Accrued expenses and other liabilities                                               537            243
                                                                                 ------------   ------------
       Net cash provided by operating activities                                        2,855          8,600
                                                                                 -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in loans                                                 $ (32,621)       $ 2,075
   Purchase of certificates of deposit                                                   (125)          (200)
   Purchase of securities available for sale                                           (2,625)       (21,403)
   Purchase of Federal Home Loan Bank stock                                              (474)           (14)
   Proceeds from the maturities of certificates of deposit                                125            200
   Proceeds from the maturities of securities available for sale                        6,696         15,999
   Proceeds from sale of securities AFS                                                 7,056              -
   Proceeds from the sale of Federal Home Loan Bank stock                                   -            589
   Proceeds from the sale and redemption of foreclosed real estate                          -            269
   Purchase of premises and equipment                                                    (892)          (823)
   Investment in foreclosed real estate                                                     -             (6)
                                                                                 ------------   ------------
       Net cash used in investment activities                                         (22,860)        (3,314)
                                                                                 ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in deposits                                                         $  (4,580)      $ (1,504)
   Net increase in advances from borrowers for taxes and insurance                        970            904
   Proceeds from borrowed funds                                                        10,640              -
   Options exercised                                                                       31             22
   Purchase of treasury stock                                                             (43)             -
   Dividends on common stock                                                             (766)          (678)
                                                                                 ------------   ------------
   Net cash provided by (used in) financing activities                                  6,252         (1,256)
                                                                                 ------------   ------------
       Net increase (decrease) in cash and cash equivalents                           (13,753)         4,030
CASH:
   Beginning                                                                           25,318         36,571
                                                                                 ------------   ------------
   Ending                                                                             $11,565        $40,601
                                                                                 ============   ============

                (See Notes to Consolidated Financial Statements)

                      WELLS FINANCIAL CORP. AND SUBSIDIARY
                Consolidated Statements of Cash Flow (continued)
                  Nine Months Ended September 30, 2004 and 2003
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                                    2004            2003
                                                                                                -------------   -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash payments for:
     Interest on deposits                                                                            $ 1,676         $ 2,420
     Interest on borrowed funds                                                                          988             931
     Income taxes                                                                                        980           1,901
                                                                                                ============    ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Transfers from loans to foreclosed real estate                                                     $  100          $  255
   Allocation of ESOP shares to participants                                                               -              29
   Net change in unrealized appreciation on securities available for sale
                                                                                                          29            (341)
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

EMPLOYEE STOCK PLANS

         At September 30, 2004, the Company had three stock-based compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Account for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost on options awarded under these plans has been recognized, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the compensation cost for the stock option plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123, Accounting for Stock-Based Compensation):

                                            Three months ended            Nine months ended
                                                September 30,               September 30,
                                           ----------------------       ---------------------
                                              2004        2003            2004        2003
                                           ----------------------       ---------------------
Net income:
As reported                                 $   471      $ 1,135         $   1,513   $  3,027

Deduct total stock-based  employee
  compensation  expense  determined
  under fair value based method for
  all awards, net of related tax effects         (3)          (6)              (48)       (17)
                                            --------------------         --------------------
Pro forma
                                                468        1,129             1,465      3,010
                                            ====================         ====================

Basic earnings per share:
   As reported                              $  0.40      $  1.00         $    1.30   $   2.68
   Pro forma                                   0.40         1.00              1.26       2.66

Diluted earnings per share:
   As reported                              $  0.40      $  0.98         $    1.28   $   2.62
   Pro forma                                   0.39         0.98              1.24       2.61


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

NOTE 2.  REGULATORY CAPITAL

         The following table presents the Bank's regulatory capital amounts and percents at September 30, 2004 and December 31, 2003.

                               SEPTEMBER 30, 2004                        DECEMBER 31, 2003
                              AMOUNT          PERCENT                  AMOUNT         PERCENT
------------------------------------------------------------------------------------------------
                                                  (Dollars in Thousands)
TIER 1 (CORE) CAPITAL
    REQUIRED              $ 9,147                  4.00%                 $ 8,666           4.00%
    ACTUAL                 20,280                  8.87%                  19,516           9.01%
    EXCESS                 11,133                  4.87%                  10,850           5.01%

RISK-BASED CAPITAL
   REQUIRED               $14,722                  8.00%                  12,700           8.00%
   ACTUAL                  21,120                 11.48%                  20,420          12.86%
   EXCESS                   6,398                  3.48%                   7,720           4.86%

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

                                                   Number of Shares
                                  Three months ended              Nine months ended
                                     September 30,                  September 30,
                              ----------------------------     --------------------------
                                   2004         2003              2004         2003
                              ------------  --------------     --------------------------
Basic EPS                        1,161,706     1,132,939        1,160,848     1,129,989
Effect of dilutive securities:
    Stock options                   24,880        24,938           24,880        24,938
                              ----------------------------     --------------------------
Diluted EPS                      1,186,586     1,157,877        1,185,728     1,154,927
                              ============================     ==========================


NOTE 4.  SUBSEQUENT EVENTS

         On September 28, 2004, the Company commenced a tender offer for up to 150,000 shares of its common stock in a transaction known as a modified Dutch auction tender offer. The purpose of this offer is to reduce the number of the Company's stockholders of record to fewer than 300 which will allow the Company to deregister from the Security and Exchange Commission and delist from the Nasdaq National Market. If this offer does not result in the Company qualifying to deregister with the Securities and Exchange Commission the Company intends to pursue alternatives to achieve that result, including a reverse stock split. In the offer, the Company offered to purchase up to 150,000 shares of its common stock at a price not greater than $31.50 nor less than $29.50 per share in cash. Assuming that 150,000 shares are tendered in the offer at a price between $29.50 and $31.50 per share, the aggregate purchase price paid by the Company will be between $4,425,000 and $4,725,000. The Company has adequate cash to pay for repurchased shares. The offer, as extended, will expire on November 19, 2004.

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

         The income of the Company is derived primarily from the operations of the Bank and the Bank's subsidiaries, and to a lesser degree from interest income from securities and certificates of deposit with other banks. The Bank's net income is primarily dependent upon the difference (or spread) between the average yield earned on loans, investments and mortgage-backed securities and the average rate paid on deposits and borrowings, as well as the relative amounts of such assets and liabilities. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. Net income is also affected by, among other things, provision for loan losses, gains on the sale of loans originated for sale, service charges, servicing fees, operating expenses, and income taxes.

         The Bank has nine full service offices located in Wells, Blue Earth, Mankato, Fairmont, North Mankato, Albert Lea, St. Peter and Owatonna, Minnesota, Mason City, Iowa and a loan origination office in Farmington, Minnesota.

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

RECENT DEVELOPMENTS:

         STOCK TENDER OFFER. On September 28, 2004, the Company commenced a tender offer for up to 150,000 shares of its common per stock in a transaction known as a modified Dutch auction tender offer. In the offer, the Company offered to purchase up to 150,000 shares of its common stock at a price not greater than $31.50 nor less than $29.50 share in cash. The offer, as extended, will expire on November 19, 2004. See Note 4 in Notes to Consolidated Financial Statements.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2004 AND DECEMBER 31, 2003:

         Total assets increased by $8,671,000, from $223,805,000 at December 31, 2003 to $232,476,000 at September 30, 2004 due primarily to an increase in loans receivable. Cash, securities available for sale and loans held for sale decreased by $13,753,000, $11,254,000 and $448,000, respectively, while loans receivable increased by $32,500,000. The increase in loans receivable resulted, primarily, from increases in commercial and agricultural mortgage loans.

         In accordance with the Bank's internal classification of assets policy, management evaluates the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan losses. The increase in the Company's loan portfolio mentioned above and changes in the composition of the Company's loan portfolio could require an increase in the allowance for loan losses in future periods. As of September 30, 2004 and December 31, 2003 the balances in the allowance for loan losses and the allowance for loan losses as a percentage of total loans were $840,000 and $904,000 and 0.43% and 0.56%, respectively.

         Activity in the Company's allowance for loan losses for the nine months ended September 30, 2004 and 2003 is summarized as follows:

                                      2004         2003
                                 --------------------------

Balance on January 1,             $  904,000     $  908,000
   Provision for loan losses               -              -
   Charge-offs                       (70,000)       (17,000)
   Recoveries                          6,000         14,000
                                  ----------     ----------
BALANCE ON SEPTEMBER 30,          $  840,000     $  905,000
                                  ==========     ==========

         Loans on which the accrual of interest has been discontinued amounted to $351,000 and $829,000 at September 30, 2004 and December 31, 2003,
respectively. The effect of nonaccrual loans was not significant to the results of operations. The Company includes all loans considered impaired under FASB Statement No. 114 in nonaccrual loans. The amount of impaired loans at September 30, 2004 and December 31, 2003 was $43,000 and $791,000, respectively.

         Mortgage servicing rights decreased by $108,000 at September 30, 2004 when compared to December 31, 2003 due to the amortization and valuation adjustment of mortgage servicing rights being greater than the capitalization of new mortgage servicing rights. Mortgage servicing rights are capitalized and then amortized over the period of estimated servicing income. The amortization of mortgage servicing rights results from scheduled amortization and from the immediate amortization of any remaining mortgage servicing right that is attached to a loan that is prepaid. When comparing the first nine months of 2004 to the same period in 2003, the amortization of mortgage servicing rights decreased by $639,000. During the first nine months of 2003, the Company experienced an increase in amortization due to prepayments as relatively low market interest rates on residential mortgages resulted in refinancing of loans the Company services for the secondary market. The capitalization of mortgage servicing rights decreased by $1,057,000 during the first nine months of 2004 when compared to the same period in 2003, due to the low market interest rates mentioned above resulting in a larger amount of mortgage loan originations during the first nine months of 2003. Future amortization due to prepayments will, in large part, be determined by future market interest rates. Management periodically evaluates its capitalized mortgage servicing rights for impairment. Due to changes in the estimates used to value its mortgage servicing rights, which resulted from changes in market conditions, the Company recorded a $187,000 and a $445,000 net recovery of its mortgage servicing rights valuation reserve during the first nine months of 2004 and 2003, respectively. Changes in market conditions could result in the recovery of the remaining impairment or additions to the impairment in future periods. The table below summarizes capitalization, amortization and change in valuation of the Company's mortgage servicing rights during the periods indicated.

                                                        Three months ended                    Nine months ended
                                                          September 30,                         September 30,
                                                -----------------------------------   -----------------------------------
                                                      2004             2003                 2004             2003
                                                -----------------------------------   -----------------------------------
Mortgage servicing rights
Balance at beginning of period                        $ 2,691,000      $ 2,885,000          $ 2,896,000      $ 2,839,000
   Mortgage servicing rights capitalized                  102,000          492,000              365,000        1,422,000
   Amortization expense                                  (192,000)        (415,000)            (660,000)      (1,299,000)
                                                -----------------------------------   -----------------------------------
Balance at end of period                              $ 2,601,000      $ 2,962,000          $ 2,601,000     $ 2,962,000
                                                ===================================   ===================================

Valuation reserve
Balance at beginning of period                       $   (11,000)     $  (380,000)         $  (215,000)     $   (660,000)
    Additions                                            (17,000)               -             (44,000)          (150,000)
    Subtractions                                                -          165,000              231,000          595,000
                                                -----------------------------------   -----------------------------------
Balance at end of period                             $   (28,000)     $  (215,000)         $   (28,000)     $  (215,000)
                                                ===================================   ===================================

Mortgage Servicing Rights, net                        $ 2,573,000      $ 2,747,000          $ 2,573,000      $ 2,747,000
                                                ===================================   ===================================

         Liabilities increased by $7,618,000 from $195,937,000 at December 31, 2003 to $203,555,000 at September 30, 2004. This increase is primarily due to a $10,640,00 increase in borrowed funds being partially offset by a $4,580,000 decrease in deposits. Also contributing to the increase in liabilities was a $970,000 increase in advances from borrowers for taxes and insurance.

         Stockholders' equity increased by $1,053,000 from $27,868,000 at December 31, 2003 to $28,921,000 at September 30, 2004. The increase in equity was primarily the result of net income for the first nine months of 2004 of $1,513,000 being partially offset by the payment of $766,000 in cash dividends. On October 19, 2004, the Board of Directors of the Company declared a $0.22 per share cash dividend to be paid on November 26, 2004 to stockholders of record on November 16, 2004. Subject to the Company's earnings and capital requirements, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003.

         NET INCOME. Net income decreased by $664,000, or 58.5% for the three-month period ended September 30, 2004 when compared to the same period during 2003. The decrease in net income was primarily due to a decrease of $1,618,000 in noninterest income partially offset by a $542,000 increase in net interest income and a $433,000 decrease in income tax expense for the three months ended September 30, 2004 when compared to the same period in 2003.

         Net income decreased by $1,514,000, or 50.0% for the nine month period ended September 30, 2004 when compared to the same period during 2003. The decrease in net income was primarily due to a decrease of $3,748,000 in noninterest income partially offset by a $1,200,000 increase in net interest income and a $1,042,000 decrease in income tax expense for the nine months ended September 30, 2004 when compared to the same period in 2003.

         INTEREST INCOME. Interest income increased by $459,000 and $547,000, or 17.3% and 6.4%, for the three and nine month periods ended September 30, 2004, respectively, when compared to the same periods in 2003. These increases were primarily the result of an increase in interest income from the Company's loan portfolio being partially offset by a decrease in interest income from investment securities and other interest bearing deposits. The increase in interest income from the loan portfolio resulted from a $27.9 million increase in the average balance of the Company's loan portfolio for the nine months ended September 30, 2004 when compared to the same period in 2003. Partially offsetting the increase in interest income that resulted from the increase in the average balance was a decrease in yield on the loan portfolio of 0.42%, from 6.73% for the first nine months of 2003 to 6.31% for the first nine months of 2004. The decrease in interest income from the Company's investment securities and interest bearing deposits resulted from a decrease in the average balance from $64.5 million during the first nine months of 2003 to $32.4 million during the first nine months of 2004. This decrease was primarily the result of the Company using its interest bearing cash deposits and cash received from the sale of $7.1 million of securities available for sale to fund loan growth.

         INTEREST EXPENSE. Interest expense on deposits decreased by $126,000 and $710,000, or 16.5% and 26.9%, for the three and nine month periods ended September 30, 2004, respectively, when compared to the same periods in 2003. The decrease in interest expense on deposits was primarily the result of a decrease in the weighted average rate paid on deposits of 0.53%, from 2.07% for the nine months ended September 30, 2003, to 1.54% for the nine months ended September 30, 2004. Interest expense on borrowed funds increased by $43,000 and $57,000, or 13.7% and 6.1%, for the three and nine months ended September 30, 2004, respectively, when compared to the same periods in 2003 primarily due to an increase in the average balance of borrowed funds during 2004 when compared to 2003.

         NET INTEREST INCOME. Net interest income increased by $542,000 and $1,200,000, or 34.5% and 24.2%, for the three and nine months ended September 30, 2004, respectively, when compared to the same periods in 2003 due to the changes in interest income and interest expense described above. The Company's net interest margin, the ratio of net interest income to average interest earning assets, increased from 3.07% for the nine months ended September 30, 2003 to 3.89% for the nine months ended September 30, 2004.

         The table below summarizes average balances and yields or costs for the Company's interest earning assets and interest bearing liabilities.

                                                           SEPTEMBER 30, 2004           SEPTEMBER 30, 2003
                                                      --------------------------      -----------------------
                                                         Average       Average        Average       Average
                                                         Balance      Yield/Cost      Balance      Yield/Cost
INTEREST EARNING ASSETS
  Loans Receivable                                       $178,579      6.31%          $150,670      6.73%
  Investments and Interest Earning Deposits                32,367      2.61%            64,476      1.92%
                                                         --------                     --------
Total Interest Earning Assets                            $210,946      5.74%          $215,146      5.29%

INTEREST BEARING LIABILITIES
  Deposits                                               $167,324      1.54%          $169,979      2.07%
  Borrowed Funds                                           25,920      5.08%            23,000      5.40%
                                                         --------                     --------
Total Interest Bearing Liabilities                       $193,244      2.02%          $192,979      2.47%

INTEREST RATE SPREAD                                                   3.72%                        2.82%
NET INTEREST MARGIN                                                    3.89%                        3.07%

         PROVISION FOR LOAN LOSSES. The Company made no provision for loan losses during the first nine months of 2004 or 2003. Management evaluates the quality of the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan loss. Classified loans were 0.8% and 1.6% of total loans at September 30, 2004 and December 31, 2003, respectively. Nonaccrual loans were $351,000 and $829,000 at September 30, 2004 and December 31, 2003, respectively. The provision reflects management's monitoring of the allowance for loan losses in relation to the size and quality of the loan portfolio and adjusts the provision for loan losses to adequately provide for loan losses. Management determines the amounts of the allowance for loan losses in a systematic manner that includes self-correcting policies that adjust loss estimation methods on a periodic basis. Due to the increase in the loan portfolio and the changes in the composition of the loan portfolio, it is possible that the provision for loan losses may increase in future periods. While the Company maintains its allowance for loan losses at a level that is considered to be adequate to provide for probable loss, further additions to the allowance may be required if actual losses exceed estimated amounts.

         NONINTEREST INCOME. Noninterest income decreased by $1,618,000 and $3,748,000, or 65.0% and 56.5%, for the three and nine month periods ended September 30, 2004, respectively, when compared to the same periods in 2003 primarily due to decreases in the gain on sale of loans originated for sale. Due to low interest rates on residential mortgage loans during the first nine months of 2003, the Company originated and sold to the secondary market a larger volume of loans during that period when compared to the same period in 2004. Because the company retains servicing on a majority of these loans, a larger amount of servicing assets were capitalized in 2003. These servicing assets are reported as a component of gain on sale of loans originated for sale in the Consolidated Statements of Income. During the last half of 2003 and the first nine months of 2004, interest rates on residential mortgages have, generally, increased. If this trend continues, the amount of loan originations and sales to the secondary market will likely decrease, which would result in a reduction in the gain on sale of loans originated for sale in future periods.

         NONINTEREST EXPENSE. Noninterest expense remained relatively constant for the three and nine-month periods ended September 30, 2004 when compared to the same periods during 2003. During the quarter ended September 30, 2004 increases of $23,000 and $70,000 in compensation and benefits and other noninterest expense, respectively, were partially offset by decreases of $38,000 and $41,000 in occupancy and equipment and the amortization and valuation adjustments for mortgage servicing rights, respectively. For the nine months ended September 30, 2004 when compared to the same period in 2003 increases of $354,000, $30,000 and $30,000 in compensation and benefits, advertising and other noninterest expense, respectively, were partially offset by a $381,000 decrease in the amortization and valuation adjustments for mortgage servicing rights described above.

         INCOME TAX EXPENSE. Income tax expense decreased by $433,000 and $1,042,000 for the three and nine month periods ended September 30, 2004 when compared to the same periods in 2003. This change was the result of a decrease in income before taxes for the periods ended September 30, 2004 when compared to the same periods in 2003.

         NON-PERFORMING ASSETS. The following table sets forth the amounts and categories of non-performing assets at September 30, 2004 and December 31, 2003:

                                                          SEPTEMBER 30, 2004    DECEMBER 31, 2003
                                                         ----------------------------------------
                                                                 (Dollars in Thousands)
Non-accrual loans
   One to four family real estate                        $        211               $        281
   Commercial real estate                                           -                        295
   Commercial                                                      60                        182
   Consumer                                                        80                         71
                                                         ----------------------------------------
Total                                                    $        351               $        829
                                                         ----------------------------------------
Accruing loans which are contractually past due 90
days or more
   One to four family real estate                        $        199               $        171
   Commercial real estate                                          29                          -
   Consumer                                                         1                          1
                                                         ----------------------------------------
Total                                                    $        229               $        172
                                                         ----------------------------------------
 Total non-accrual and accruing loans past due 90
days or more                                             $        580               $      1,001
                                                         ========================================
Repossessed and non-performing assets
   Repossessed property                                  $        100               $          -
   Other non-performing assets                                     -                           -
                                                         ----------------------------------------
Total repossessed and non-performing assets              $        100               $          -
                                                         ----------------------------------------
Total non-performing assets                              $        680               $      1,001
                                                         ========================================
Total non-accrual and accruing loans past due 90
days or more to total loans                                      0.30%                      0.63%
                                                         ========================================
Total non-accrual and accruing loans past due 90
days or more to total assets                                     0.25%                      0.45%
                                                         ========================================
Total nonperforming assets to total assets                      0.29%                      0.45%
                                                         ========================================

         Generally accepted accounting principles require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate; or as a practical expedient, either at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. At September 30, 2004 and December 31, 2003, the value of loans classified as impaired was $43,000 and $791,000, respectively.

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

         The Bank's most liquid asset is cash, including investments in interest bearing accounts at United Bankers Bank and the FHLB of Des Moines that have no withdrawal restrictions. The levels of these assets are dependent on the Bank's operating, financing and investing activities during any given period. At September 30, 2004 and December 31, 2003, the Bank's noninterest bearing cash was $5.7 million and $7.7 million, respectively.

         The Bank notified the Office of Thrift Supervision (OTS) that it intends to declare a special cash dividend of $2,030,000 to the Company, payable on November 12, 2004. The OTS has notified the Bank indicating that it takes no objection to the payment of this dividend.

         The Company paid a cash dividend of $0.22 per share on February 16, 2004, May 21, 2004 and August 16, 2004. On October 19, 2004 the Company declared a cash dividend of $0.22 per share payable on November 26, 2004 to stockholders of record on November 16, 2004. Subject to the Company's earnings and capital, it is the current intention of the Company to continue to pay regular quarterly cash dividends.

         Savings institutions like the Bank are required to meet prescribed regulatory capital requirements. If a requirement is not met, regulatory authorities may take legal or administrative actions, including restrictions on growth or operations or, in extreme cases, seizure. Institutions not in compliance may apply for an exemption from the requirements and submit a recapitalization plan. At September 30, 2004, the Bank exceeded all current capital requirements. See Note 2 in the notes to Consolidated Financial Statements.

         The OTS has adopted a core capital requirement for savings institutions comparable to the requirement for national banks. The OTS core capital requirement for the Bank is 4% of adjusted assets for thrifts that receive the highest supervisory rating for safety and soundness. The Bank had core capital of 8.87% at September 30, 2004.

                     WELLS FINANCIAL CORP. AND SUBSIDIARIES




ITEM 3.   CONTROLS AND PROCEDURES.
---------------------------------

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

                     WELLS FINANCIAL CORP. AND SUBSIDIARIES
                               SEPTEMBER 30, 2004

                                   FORM 10-QSB


PART II. OTHER INFORMATION
--------------------------

ITEM 1.           Legal Proceedings
                  -----------------

                  None

ITEM 2.           Unregistered Sales of Equity Securities and Use of Proceeds
                  -----------------------------------------------------------

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



WELLS FINANCIAL CORP.




BY:  /S/ LONNIE R. TRASAMAR                              DATE:  NOVEMBER 5, 2004
     --------------------------------------------------         ----------------
     LONNIE R. TRASAMAR
     PRESIDENT AND CHIEF EXECUTIVE OFFICER


BY:  /S/ JAMES D. MOLL                                   DATE:  NOVEMBER 5, 2004
     --------------------------------------------------         ----------------
     JAMES D. MOLL
     TREASURER AND PRINCIPAL FINANCIAL & ACCOUNTING OFFICER