Form 10-Q
period 2015-03-31
WELLS FINANCIAL CORP
filed 2015-06-29
CIK 934739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 333-202694

WELLS FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Minnesota	41-1799504
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

53 First Street, S.W., Wells, Minnesota	56097
(Address of principal executive offices)	(Zip Code)

(507) 553-3151

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐            No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐            No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐              Accelerated filer ☐       Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐            No ☒

As of June 24, 2015, there were issued and outstanding 736,022 shares of the registrant's common stock.

WELLS FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Wells Financial Corp. and Subsidiary

Consolidated Balance Sheets

(Dollars in Thousands, Except Per Share Data)

	March 31,	December 31,
Assets	2015	2014
	(unaudited)
Cash and cash equivalents, including interest-bearing accounts, 2015, $8,835; 2014, $7,411	$12,982	$14,373
Certificates of deposit, at cost	3,691	4,181
Federal funds sold	8,000	2,000
Securities available for sale	32,636	34,177
Federal Home Loan Bank stock, at cost	2,093	2,079
Loans held for sale	2,746	1,707
Loans receivable, net of allowance for loan loss of $2,252 in 2015; $2,158 in 2014;	178,782	182,050
Accrued interest receivable	804	834
Premises and equipment, net	3,123	3,172
Mortgage servicing rights, net	1,863	1,886
Foreclosed real estate	3,538	3,656
Other assets	1,351	1,711
Total assets	$251,609	$251,826

Liabilities, Mezzanine Equity and Stockholders’ Equity

Liabilities
Deposits	$219,829	$221,972
Advances from borrowers for taxes and insurance	3,851	2,630
Accrued interest payable	37	17
Accrued expenses and other liabilities	803	588
Total liabilities	224,520	225,207

Commitments, Contingencies and Credit Risk

Mezzanine Equity
Redeemable common stock held by ESOP, $0.10 par value, 95,602 shares issued and outstanding	2,533	2,533

Stockholders’ Equity
Preferred stock, no par value; 500,000 shares authorized; none Outstanding	-	-
Common stock, $0.10 par value; 7,000,000 shares authorized; 2,091,898 shares issued	209	209
Additional paid-in capital	17,113	17,110
Retained earnings, substantially restricted	35,911	35,552
Accumulated other comprehensive income	216	93
Treasury stock, 2015, 1,445,804 shares; 2014, 1,445,248 shares	(28,893)	(28,878)
Total stockholders’ equity	24,556	24,086
Total liabilities, mezzanine equity and stockholders’ equity	$251,609	$251,826

See Notes to Consolidated Financial Statements.

Wells Financial Corp. and Subsidiary

Consolidated Statements of Income

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Interest income:
Loans receivable	$2,175	$1,917
Investment securities and interest-bearing deposits	165	194
Total interest income	2,340	2,111

Interest expense:
Deposits	117	160
Total interest expense	117	160

Net interest income	2,223	1,951

Provision for loan losses	70	170
Net interest income after provision for loan losses	2,153	1,781

Noninterest income:
Gain on sale of loans held for sale	165	176
Loan servicing fees	215	225
Insurance commissions	172	141
Fees and service charges	106	105
Other	224	252
Total noninterest income	882	899

Noninterest expenses:
Compensation and benefits	1,112	1,179
Occupancy	184	208
Data processing	214	215
Advertising	59	48
Amortization of mortgage servicing rights	73	71
Other real estate owned	114	56
Other	473	484
Total noninterest expenses	2,229	2,261

Income before income taxes	806	419

Income tax expense	313	168
Net income	$493	$251

Earnings per share:
Basic	$0.66	$0.33
Diluted	0.66	0.33

See Notes to Consolidated Financial Statements.

2

Wells Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2015	2014
	(unaudited)

Net income	$493	$251
Other comprehensive income:
Unrealized gain on securities, net of related taxes	123	254
Comprehensive income	$616	$505

See Notes to Consolidated Financial Statements.

Wells Financial Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Mezzanine Equity

(Dollars in thousands, Except Per Share Data)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Mezzanine Equity Redeemable Common Stock

Balance, December 31, 2014	$209	$17,110	$35,552	$93	$(28,878)	$24,086	$2,533
Net income	-	-	493	-	-	493	-
Other comprehensive income, net of related taxes	-	-	-	123	-	123	-
Cash dividends declared ($0.18 per share)	-	-	(134)	-	-	(134)	-
Stock-based compensation	-	3	-	-	-	3	-
Treasury stock purchases, 556 shares	-	-	-	-	(15)	(15)	-
Change in fair value related to redeemable common stock	-	-	-	-	-	-	-
Balance, March 31, 2015	$209	$17,113	$35,911	$216	$(28,893)	$24,556	$2,533

See Notes to Consolidated Financial Statements

Wells Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Cash Flows From Operating Activities
Net income	$493	$251
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan losses	70	170
Gain on sale of loans	(165)	(176)
Originations of loans held for sale	(5,635)	(5,848)
Proceeds from the sale of loans held for sale	4,761	6,669
Net change in mortgage servicing rights	23	18
Loss (gain) on sales of foreclosed real estate, net	13	(21)
Depreciation expense	50	45
Amortization of net deferred loan origination fees	(23)	(22)
Amortization of securities premiums	52	50
Impairment of foreclosed real estate	10	26
Stock-based compensation expense	3	8
Changes in assets and liabilities:
Accrued interest receivable	30	80
Other assets	360	52
Accrued expenses and other liabilities	150	203
Net cash provided by operating activities	192	1,505

Cash Flows From Investing Activities
Net decrease in loans	3,257	946
Net decrease in certificates of deposit	490	245
Net increase in federal funds sold	(6,000)	(6,500)
Purchase of Federal Home Loan Bank stock	(40)	(41)
Proceeds from sale of Federal Home Loan Bank stock	26	26
Purchase of securities available-for-sale	(280)	(1,871)
Maturities and sale of available-for-sale securities	1,977	7,363
Purchase of premises and equipment	(1)	-
Proceeds from sales of foreclosed real estate	59	332
Net cash (used in) provided by investing activities	(512)	500

Cash Flows From Financing Activities
Net decrease in deposits	(2,143)	(206)
Net increase in advances from borrowers for taxes and insurance	1,221	1,310
Dividends paid	(134)	(114)
Purchase of treasury stock	(15)	(177)
Net cash (used in) provided by financing activities	(1,071)	813

Net (decrease) increase in cash and cash equivalents	(1,391)	2,818

Cash and Cash Equivalents
Beginning	14,373	12,625
Ending	$12,982	$15,443

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Per Share Data)

Note 1. Nature of Operations

Operations of Wells Financial Corp. (the Company) primarily consist of banking services through Wells Federal Bank (the Bank), and Wells Insurance Agency, Inc., a property and casualty insurance agency. The Company serves its customers through the Bank’s nine locations in south central Minnesota.

Note 2. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation: The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. The accompanying balance sheet and related notes as of December 31, 2014 are derived from the audited financial statements as of that date. These condensed financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2014 contained in the Company’s Form S-1. In the opinion of management, all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year or any other interim period.

Segment reporting: The Company’s activities are considered to be a single industry segment for financial reporting purposes. The Company is engaged in commercial and retail banking, investment and insurance services with operations in southern Minnesota. Substantially all income is derived from a diverse base of commercial and retail lending activities.

Note 3. Certificates of Deposit

Certificates of deposit with a carrying value of $3,691 and $4,181 at March 31, 2015 and December 31, 2014, respectively, had weighted-average yields of 0.46 and 0.41 percent, respectively and contractual maturities of less than one year.

Notes to Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Per Share Data)

Note 4. Securities Available for Sale

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Residential mortgage-backed agencies	$21,686	$113	$(68)	$21,731
SBA pools	1,739	6	(3)	1,742
Obligations of states and political subdivisions	8,810	245	(15)	9,040
Government-sponsored enterprise equity	40	83	-	123
	$32,275	$447	$(86)	$32,636

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Residential mortgage-backed agencies	$22,677	$60	$(191)	$22,545
SBA pools	1,835	6	(9)	1,832
Obligations of states and political subdivisions	9,474	250	(26)	9,698
Government-sponsored enterprise equity	40	62	-	102
	$34,026	$378	$(226)	$34,177

Notes to Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Per Share Data)

Contractual maturities: The amortized cost and fair value of securities available for sale as of March 31, 2015, by contractual maturity are shown below. Maturities may differ from contractual maturities in residential mortgage-backed securities and Small Business Administration (SBA) pools because the mortgages underlying the securities may be called or repaid without any penalties. In addition, government-sponsored enterprise equity securities have no maturity. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	March 31, 2015
	Amortized Cost	Fair Value

Due in one year or less	$842	$846
Due in one to five years	3,643	3,705
Due after five through 10 years	2,703	2,787
Due after 10 years	1,622	1,702
	8,810	9,040

Residential mortgage-backed agencies	21,686	21,731
SBA pools	1,739	1,742
Government-sponsored enterprise equity	40	123
	$32,275	$32,636

Pledged securities: Securities with a carrying value of $21,538 and $20,961 at March 31, 2015 and December 31, 2014, respectively, were pledged to secure borrowed funds and for other purposes as required or permitted by law.

Changes in other comprehensive income—unrealized gains on securities available for sale:

	Three Months Ended March 31,
	2015	2014

Balance, beginning	$93	$(264)
Unrealized gains (losses) during the year	208	431
Deferred tax effect relating to unrealized gain	(85)	(177)
Balance, ending	$216	$(10)

Notes to Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Per Share Data)

Temporarily impaired securities:

	March 31, 2015
			Continuous Unrealized
	Continuous Unrealized		Losses Existing
	Losses Existing		Greater Than 12
	12 Months or Less		Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Residential mortgage-backed agencies	$2,190	$8	$8,501	$60	$10,691	$68
SBA pools	-	-	1,073	3	1,073	3
Obligations of states and political subdivisions	1,224	3	927	12	2,151	15
	$3,414	$11	$10,501	$75	$13,915	$86

	December 31, 2014
	Continuous Unrealized		Continuous Unrealized
	Losses Existing		Losses Existing
	12 Months or Less		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Residential mortgage-backed agencies	$5,679	$20	$10,566	$171	$16,245	$191
SBA pools	-	-	1,250	9	1,250	9
Obligations of states and political subdivisions	1,495	6	1,180	20	2,675	26
	$7,174	$26	$12,996	$200	$20,170	$226

There were 25 and 37 securities in unrealized loss positions as of March 31, 2015 and December 31, 2014, respectively.

Unrealized losses are deemed to be temporary. Most of these underlying securities consist of mortgage-backed securities. Market fluctuations are caused primarily by changes in interest rates and prepayments of underlying mortgages. Volatility in economic conditions influences the prices of these securities. There were no sales of available-for-sale securities during the three months ended March 31, 2015 and 2014.

Notes to Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Per Share Data)

Note 5. Loans Receivable and Loans Held for Sale

Composition of loans receivable:

	March 31,	December 31,
	2015	2014
Residential real estate	$56,932	$56,674
Commercial real estate	33,696	30,653
Agricultural real estate	37,491	38,128
Commercial construction real estate	182	4,035
Residential construction real estate	813	940
Home equity, home improvement and second mortgages	32,293	32,741
Commercial operating and term	5,989	5,718
Agricultural operating and term	6,139	7,714
Vehicle	1,704	1,671
Consumer	6,120	6,279
Total loans	181,359	184,553
Net deferred loan origination fees	(325)	(345)
Allowance for loan loss	(2,252)	(2,158)
Loans receivable, net	$178,782	$185,050

Loans are made to individuals as well as commercial and tax-exempt entities. Specific loan terms vary as to interest rate, repayment and collateral requirements based on the type of loan requested and the creditworthiness of the prospective borrower. Credit risk tends to be geographically concentrated in that a majority of the loan customers are located in the markets serviced by the Company.

The Company’s extension of credit is governed by the individual loan policies that were established to control the quality of the Company’s loans. These policies and procedures are reviewed and approved by the Board of Directors on a regular basis.

Residential real estate loans: The Company originates residential real estate loans in its service area and also originates loans throughout Minnesota through its correspondent bank relationships. Currently, the majority of these loan originations are sold to the secondary market.

Commercial real estate loans: The Company’s goal is to create and maintain a high-quality portfolio of commercial real estate loans with customers who meet the quality and relationship profitability objectives of the Company. Commercial real estate loans are subject to underwriting standards and processes similar to commercial operating and term loans. These loans are analyzed using projected cash flows, and the repayment of these loans is largely dependent on the successful operation of the property. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market, such as geographic location and property type.

Agricultural real estate loans: The Company originates loans secured by agricultural real estate in its service area. Agricultural land in the Company’s service area is considered to be prime agricultural land. These loans are underwritten using both a cash flow analysis and appraised values. These are amortizing loans, and loan-to-value ratios generally do not exceed 60 percent at loan inception.

Commercial construction real estate loans: The Company defines construction loans as loans where the loan proceeds are controlled by the Company and used exclusively for the improvement of real estate in which the Company holds a mortgage. Due to the inherent risk in this type of loan, they are subject to other industry-specific policy guidelines outlined in the Company’s credit risk policy and are monitored closely.

Notes to Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Per Share Data)

Residential construction real estate loans: Residential construction loans originated by the Company generally are limited to six-month terms. When construction is completed, these loans are converted to permanent financing or sold to the secondary market.

Commercial operating and term loans: Commercial operating and term loans are originated in the Company’s primary service area. These loans are made to individuals, partnerships, corporations, limited liability partnerships and limited liability companies for the purpose of assisting in the development of a business enterprise. Loans to closely held businesses will generally be guaranteed in full or for a meaningful amount by the businesses’ major owners. Commercial loans are made based primarily on the historical and projected cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not perform as forecasted, and collateral securing loans may fluctuate in value due to economic or individual performance factors. Minimum standards and underwriting guidelines have been established for all commercial loan types.

Agricultural operating and term loans: Agricultural operating and term loans are originated in the Company’s primary service area and are generally used to purchase agricultural equipment or crop inputs. These loans are primarily secured by agricultural real estate and agricultural equipment or crops. Agricultural term and operating loans are made based primarily on the historical and projected cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not behave as forecasted, and collateral securing loans may fluctuate in value due to economic or individual performance factors. Minimum standards and underwriting guidelines have been established for all agricultural loan types.

Consumer loans, including home equity, home improvement and second mortgages, and vehicle loans: The Company originates direct consumer loans, including home equity lines and loans, credit cards, and vehicle loans, using a scoring-based credit analysis as part of the underwriting process. Each loan type has a separate specified scoring that consists of several factors, including debt to income, type of collateral and loan-to-collateral value, credit history, and Company relationship with the borrower.

Notes to Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Per Share Data)

Loans receivable:

	March 31, 2015
				Loans Past
		30–59 Days	60–89 Days	Due 90 Days	Total Past
	Current	Past Due	Past Due	or More	Due	Total

Residential real estate	$54,930	$1,112	$-	$890	$2,002	$56,932
Commercial real estate	33,674	22	-	-	22	33,696
Agricultural real estate	36,924	-	399	168	567	37,491
Commercial construction real estate	182	-	-	-	-	182
Residential construction real estate	813	-	-	-	-	813
Home equity, home improvement and second mortgages	32,029	142	-	122	264	32,293
Commercial operating and term	5,914	10	-	65	75	5,989
Agricultural operating and term	6,028	111	-	-	111	6,139
Vehicle	1,647	22	-	35	57	1,704
Consumer	6,069	26	16	9	51	6,120
Total loans	$178,210	$1,445	$415	$1,289	$3,149	$181,359

Nonperforming loans	$-	$-	$-	$1,289	$1,289	$1,289

	December 31, 2014
				Loans Past
		30–59 Days	60–89 Days	Due 90 Days	Total Past
	Current	Past Due	Past Due	or More	Due	Total

Residential real estate	$54,698	$782	$507	$687	$1,976	$56,674
Commercial real estate	30,653	-	-	-	-	30,653
Agricultural real estate	37,843	285	-	-	285	38,128
Commercial construction real estate	4,035	-	-	-	-	4,035
Residential construction real estate	940	-	-	-	-	940
Home equity, home improvement and second mortgages	32,291	193	2	255	450	32,741
Commercial operating and term	5,569	82	-	67	149	5,718
Agricultural operating and term	7,674	40	-	-	40	7,714
Vehicle	1,661	8	1	1	10	1,671
Consumer	6,243	26	10	-	36	6,279
Total loans	$181,607	$1,416	$520	$1,010	$2,946	$184,553

Nonperforming loans	$-	$-	$-	$1,010	$1,010	$1,010

Notes to Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Per Share Data)

Recorded investment in nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of March 31, 2015 and December 31, 2014, were as follows:

	March 31, 2015
		Loans Past Due
		90 Days or More
	Nonaccrual	and Still Accruing

Residential real estate	$890	$-
Commercial real estate	-	-
Agricultural real estate	168	-
Commercial construction real estate	-	-
Residential construction real estate	-	-
Home equity, home improvement and second mortgages	122	-
Commercial operating and term	65	-
Agricultural operating and term	-	-
Vehicle	35	-
Consumer	9	-
Total	$1,289	$-

	December 31, 2014
		Loans Past Due
		90 Days or More
	Nonaccrual	and Still Accruing

Residential real estate	$687	$-
Commercial real estate	-	-
Agricultural real estate	-	-
Commercial construction real estate	-	-
Residential construction real estate	-	-
Home equity, home improvement and second mortgages	255	-
Commercial operating and term	67	-
Agricultural operating and term	-	-
Vehicle	1	-
Consumer	-	-
Total	$1,010	$-

No interest income was recognized on nonaccrual loans for the three months ended March 31, 2015 and 2014.

Notes to Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Per Share Data)

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans. Under the Company’s risk-rating system, the Company classifies problem and potential problem loans as “Special Mention,” “Substandard” and “Doubtful,” which correspond to risk ratings five, six and seven, respectively. Substandard loans include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful, or risk-rated seven, have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention, are deemed to be Special Mention, or risk-rated five. Risk ratings are updated any time the situation warrants.

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass-rated loans. Loans listed as not rated are included in groups of homogeneous loans with similar risk and loss characteristics. The following tables present the risk category of loans by class of loans based on the most recent analyses performed and the contractual aging as of March 31, 2015 and December 31, 2014:

	March 31, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Total

Commercial real estate	$30,218	$2,830	$648	$-	$33,696
Commercial construction real estate	182	-	-	-	182
Commercial operating and term	5,794	-	195	-	5,989
Agricultural operating and term	6,139	-	-	-	6,139
Total	$42,333	$2,830	$843	$-	$46,006

	December 31, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Total

Commercial real estate	$26,449	$3,556	$648	$-	$30,653
Commercial construction real estate	4,035	-	-	-	4,035
Commercial operating and term	5,426	-	292	-	5,718
Agricultural operating and term	7,714	-	-	-	7,714
Total	$43,624	$3,556	$940	$-	$48,120

Notes to Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Per Share Data)

For consumer, residential real estate, agricultural real estate, home equity, vehicle and residential construction loan classes, the Company collectively evaluates loans for impairment. The Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. Loans where credit quality and aging indicate potential weakness are placed on nonaccrual and are deemed to be nonperforming.

Impaired loans also include loans modified in a troubled debt restructuring where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collections. There were no troubled debt restructurings of loans for the periods ended March 31, 2015 and 2014.

There were no loans modified in a troubled debt restructuring during the previous twelve month period that subsequently defaulted during the three months ended March 31, 2015 and 2014.

Payments received on nonaccrual loans are applied as a direct reduction of principal. Nonaccrual loans that are brought current, and do not have additional credit risk factors noted, are returned to accrual status.

Loans individually evaluated for impairment by class of loans as of March 31, 2015 and December 31, 2014 are as follows:

	March 31. 2015
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Residential real estate	$483	$483	$-	$396	$6
With an allowance recorded:
Residential real estate	810	810	111	821	14
Commercial real estate	2,627	2,627	341	2,632	24
Home equity, home improvement and second mortgages	103	103	103	105	1
Commercial operating and term	61	61	30	66	1
Consumer	17	17	14	17	1
Total	$4,101	$4,101	$599	$4,037	$47

	December 31, 2014
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Residential real estate	$461	$461	$-	$505	$27
With an allowance recorded:
Residential real estate	822	822	115	830	34
Commercial real estate	2,637	2,637	341	2,690	99
Home equity, home improvement and second mortgages	73	73	73	74	2
Commercial operating and term	63	63	32	-	2
Consumer	16	16	12	16	2
Total	$4,072	$4,072	$573	$4,115	$166

Notes to Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Per Share Data)

Allowance for loan losses:

	Three Months Ended March 31, 2015
	Balance,				Balance,
	Beginning	Charge-offs	Recoveries	Provision	Ending

Residential real estate	$545	$-	$9	$(2)	$552
Commercial real estate	722	-	-	63	785
Agricultural real estate	155	-	-	-	155
Commercial construction real estate	12	-	-	(12)	-
Residential construction real estate	13	-	-	(9)	4
Home equity, home improvement and second mortgages	431	(4)	9	38	474
Commercial operating and term	109	-	-	5	114
Agricultural operating and term	31	-	-	(6)	25
Vehicle	28	-	3	(1)	30
Consumer	112	(3)	10	(6)	113
Total	$2,158	$(7)	$31	$70	$2,252

	Three Months Ended March 31, 2014
	Balance,				Balance,
	Beginning	Charge-offs	Recoveries	Provision	Ending

Residential real estate	$433	$-	$-	$6	$439
Commercial real estate	624	-	-	25	649
Agricultural real estate	130	-	-	-	127
Commercial construction real estate	2	-	-	7	9
Residential construction real estate	11	-	-	(7)	4
Home equity, home improvement and second mortgages	254	(84)	3	76	249
Commercial operating and term	87	-	-	5	92
Agricultural operating and term	18	-	-	(8)	10
Vehicle	30	-	1	1	32
Consumer	135	(9)	20	68	214
Total	$1,724	$(93)	$24	$170	$1,825

Notes to Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Per Share Data)

The allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2015 and December 31, 2014, are as follows:

	March 31, 2015
	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
Allowance for loan losses:
Residential real estate	$111	$441	$552
Commercial real estate	341	444	785
Agricultural real estate	-	155	155
Commercial construction real estate	-	-	-
Residential construction real estate	-	4	4
Home equity, home improvement and second mortgages	103	371	474
Commercial operating and term	30	84	114
Agricultural operating and term	-	25	25
Vehicle	-	30	30
Consumer	14	99	113
Total	$599	$1,653	$2,252

	March 31, 2015
	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
Loans:
Residential real estate	$1,293	$55,639	$56,932
Commercial real estate	2,627	31,069	33,696
Agricultural real estate	-	37,491	37,491
Commercial construction real estate	-	182	182
Residential construction real estate	-	813	813
Home equity, home improvement and second mortgages	103	32,190	32,293
Commercial operating and term	61	5,928	5,989
Agricultural operating and term	-	6,139	6,139
Vehicle	-	1,704	1,704
Consumer	17	6,103	6,120
Total	$4,101	$177,258	$181,359

Notes to Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	December 31, 2014
	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
Allowance for loan losses:
Residential real estate	$115	$430	$545
Commercial real estate	341	381	722
Agricultural real estate	-	155	155
Commercial construction real estate	-	12	12
Residential construction real estate	-	13	13
Home equity, home improvement and second mortgages	73	358	431
Commercial operating and term	32	77	109
Agricultural operating and term	-	31	31
Vehicle	-	29	28
Consumer	12	100	112
Total	$573	$1,585	$2,158

	December 31, 2014
	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
Loans:
Residential real estate	$1,283	$55,390	$56,673
Commercial real estate	2,637	28,016	30,653
Agricultural real estate	-	38,128	38,128
Commercial construction real estate	-	4,035	4,035
Residential construction real estate	-	940	940
Home equity, home improvement and second mortgages	73	32,668	32,741
Commercial operating and term	63	5,655	5,718
Agricultural operating and term	-	7,714	7,714
Vehicle	-	1,671	1,671
Consumer	16	6,263	6,279
Total	$4,072	$180,481	$184,553

Loans with a carrying value of $97,807 and $96,740 at March 31, 2015 and December 31, 2014, respectively, were pledged to secure borrowed funds.

Notes to Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Per Share Data)

Related-party loans: The Company has entered into transactions with its executive officers, directors, significant shareholders, and their affiliates (related parties). The aggregate amounts of loans to such related parties at March 31, 2015 and December 31, 2014, were $105 and $342, respectively. During 2015 and 2014, new loans to such related parties were $0 and $185, respectively, and repayments were $237 and $67, respectively. In the opinion of management, these loans have terms similar to other customer loans and do not present more than normal risk of collection.

Loans held for sale: As of March 31, 2015 and December 31, 2014, the Company’s loans held for sale were $2,746 and $1,707, respectively, and consisted of one- to four-family residential real estate loans.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments. The Company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitments and the current market interest rate. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into a commitment to sell these loans at the same time that the interest rate lock commitment is quoted. The commitments to sell loans are also considered derivative instruments, with offsetting estimated fair values based on changes in current market rates. These commitments are not designated as hedging instruments and, therefore, changes in fair value are recognized immediately into income. The fair values of the Company’s derivative instruments are offsetting and deemed to be immaterial.

Note 6. Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans as of March 31, 2015 and December 31, 2014, were $327,254 and $332,075, respectively, and consist of one- to four-family residential real estate loans. These loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and Federal National Mortgage Association.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in advances from borrowers for taxes and insurance, were $3,392 and $2,347 at March 31, 2015 and December 31, 2014, respectively.

Mortgage servicing rights are summarized as follows for the three months ended March 31, 2015 and 2014:

	March 31,	March 31,
	2015	2014

Balance at beginning of year, net	$1,886	$1,952
Mortgage servicing rights capitalized	50	53
Amortization expense	(73)	(71)
Valuation provision change	-	-
Balance at end of year, net	$1,863	$1,934

The estimated fair value of mortgage servicing rights was $2,402 and $2,578 at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015 and December 31, 2014, the valuation allowance was $15 and $15, respectively.

Notes to Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Per Share Data)

Note 7. Stockholders’ Equity, Regulatory Capital and Dividend Restrictions

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier I, and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2015, that the Company and the Bank meets all capital adequacy requirements to which they are subject.

As of March 31, 2015, the most recent notification of the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for Prompt Corrective Action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, common equity Tier I,Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table summarizes the Company and the Bank’s compliance with its regulatory capital requirements:

	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Bank as of March 31, 2015:
Tier I capital (to average assets)	$24,434	9.75%	$10,024	4.00%	$12,531	5.00%
Tier I capital common equity (to risk weighted assets)	24.434	14.17%	7,759	4.50%	11,208	6.50%
Tier I capital (to risk weighted assets)	24,434	14.17%	10,346	6.00%	13,795	8.00%
Total risk based capital (to risk weighted assets)	26,627	15.44%	13,724	8.00%	17,243	10.00%

Company as of March 31, 2015
Tier I capital (to average assets)	24,556	9.80%	10,022	4.00%	N/A	N/A
Tier I capital common equity (to risk weighted assets)	24,556	14.21%	7,760	4.50%	N/A	N/A
Tier I capital (to risk weighted assets)	24,556	14.21%	10,370	6.00%	N/A	N/A
Total risk based capital (to risk weighted assets)	26,749	15.48%	13,827	8.00%	N/A	N/A

Bank as of December 31, 2014:
Tier I capital (to average assets)	25,380	9.90%	10,255	4.00%	12,819	5.00%
Tier I capital (to risk weighted assets)	25,380	13.58%	7,478	4.00%	11,217	6.00%
Total capital (to risk weighted assets)	27,566	14.74%	14,956	8.00%	18,695	10.00%

Notes to Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Per Share Data)

Note 8. Earnings Per Share

A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted earnings per share follows:

	Three Months Ended March 31, 2015
			Per Share
	Income	Shares	Amount
Basic earnings per share:
Net income	$493	741,832	$0.66
Effect of dilutive securities:
Stock options		340
Diluted earnings per share:
Net income plus assumed conversions	$493	742,172	$0.66

	Three Months Ended March 31, 2014
			Per Share
	Income	Shares	Amount
Basic earnings per share:
Net income	$251	763,085	$0.33
Effect of dilutive securities:
Stock options		768
Diluted earnings per share:
Net income plus assumed conversions	$251	763,853	$0.33

As of March 31, 2015 and 2014, 15,850 options, are not included in the dilutive earnings per share computation because their inclusion would be antidilutive.

Note 9. Financial Instruments With Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include primarily commitments to extend credit. Those instruments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit on loans totaled approximately $41,379 and $38,110 at March 31, 2015 and December 31,2014, respectively.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but normally includes real estate and personal property.

Note 10. Fair Value Measurements

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

Notes to Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Per Share Data)

ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1:	Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date

Level 2:	Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data

Level 3:	Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Investment securities available for sale: The fair values of exchange-listed equity securities are based on quoted market prices and are categorized as Level 1 of the fair value hierarchy. The fair values of debt securities were generally determined based on matrix pricing. Matrix pricing is a mathematical technique that utilizes observable market inputs including, for example, yield curves, credit ratings and prepayment speeds. Fair values determined using matrix pricing are categorized as Level 2 in the fair value hierarchy.

Redeemable common stock: The Company has certain shares of common stock outstanding whereby the holder may put its shares to the Company for cash. This redeemable common stock is recorded at its fair value in the mezzanine equity section of our consolidated balance sheets and changes in fair value are recorded in retained earnings. The fair value of a share of common stock was determined by applying a market valuation approach based upon comparative financial and pricing analysis of the Company with a peer group of publicly traded financial institutions. The comparative financial analysis is based on three types of market pricing ratios: price to earnings, price to book (or price to tangible book) and price to assets, with a greater emphasis given to price to earnings and price to book value. Valuations include assumptions not observable in the marketplace, and the related fair value measurements have been categorized as level 3 measurements.

The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets, using fair value measurements in accordance with generally accepted accounting principles.

Impaired loans: The specific reserves for collateral-dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral was determined based on appraisals, with further adjustments made to the appraised values due to various factors, including the age of the appraisal, age of comparables included in the appraisal, and changes in the market and in the collateral. As these significant adjustments are based on unobservable inputs, the resulting fair value measurements have been categorized as Level 3 measurements.

Notes to Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Per Share Data)

Foreclosed real estate: Foreclosed real estate is recorded at fair value based on property appraisals, less estimated selling costs, at the date of transfer. The carrying value of foreclosed real estate is not remeasured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs. Property appraisals are based on assumptions generally not observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 3.

Mortgage servicing rights: Mortgage servicing rights are initially measured at fair value in the Company’s consolidated balance sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with ASC Topic 860, the Company must record impairment charges when the carrying value of certain strata exceeds their estimated fair value. To estimate the fair value of servicing rights, the Company considers market prices for similar assets and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing, and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceeds estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 3 valuation.

The following tables summarize assets and liabilities measured at fair value as of March 31, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Recurring:
Investment securities available for sale:
Residential mortgage-backed securities	$-	$21,731	$-	$21,731
SBA pools	-	1,742	-	1,742
Obligations of states and political subdivisions	-	9,040	-	9,040
Government-sponsored enterprise equity securities	-	123	-	123
Redeemable common stock	-	-	(2,533)	(2,533)
Nonrecurring:
Foreclosed real estate	-	-	3,538	3,538
Collateral-dependent impaired loans	-	-	3,017	3,017
Mortgage servicing rights	-	-	539	539

Notes to Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Per Share Data)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Recurring:
Investment securities available for sale:
Residential mortgage-backed securities	$-	$22,545	$-	$22,545
SBA pools	-	1,832	-	1,832
Obligations of states and political subdivisions	-	9,698	-	9,698
Government-sponsored enterprise equity securities	-	102	-	102
Redeemable common stock	-	-	(2,533)	(2,533)
Nonrecurring:
Foreclosed real estate	-	-	3,656	3,656
Collateral-dependent impaired loans	-	-	3,002	3,002
Mortgage servicing rights	-	-	646	646

The following tables present additional quantitative information about the unobservable inputs used in the fair value measurement of mortgage servicing rights measured on a non-recurring basis that were categorized within Level 3 of the fair value hierarchy:

	Fair Value at March 31, 2015	Valuation Technique	Unobservable Input	Range
(in thousands)

Mortgage servicing rights	$539	Discounted cash flows(1)	Prepayment PSA	157 – 335
			Discount rate	8.50% – 9.25%
			Maturity (months) WAM	37 – 325
			Costs to service	$65 - $750

	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range
(in thousands)

Mortgage servicing rights	$646	Discounted cash flows(1)	Prepayment PSA	157 – 335
			Discount rate	8.50% – 9.25%
			Maturity (months) WAM	37 – 325
			Costs to service	$65 – $750

(1)          The estimated fair value on mortgage servicing rights is determined through a cash flow analysis performed at the loan level and is based on the objective attributes of the portfolio (i.e., note rate, loan amount, etc.) and industry assumptions used in the marketplace.

There was no change in the fair value of redeemable common stock, which is a recurring fair value measurements using significant unobservable inputs (Level 3), between December 31, 2014 and March 31, 2015.

Notes to Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Per Share Data)

For the three months ended March 31, 2015 and 2014 there were no transfers in or out of Levels 1, 2, and 3.

ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not recognized at fair value on a recurring basis or nonrecurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are recognized at fair value on a recurring or nonrecurring basis are discussed above. The methodologies for financial assets and financial liabilities are discussed in Note 1 of the consolidated financial statements for year ended December 31, 2014.

The estimated fair values of the Company’s financial instruments are as follows:

		March 31,		December 31,
		2015		2014
	Level in Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$12,982	$12,982	$14,373	$14,373
Certificates of deposit	Level 2	3,691	3,691	4,181	4,181
Federal funds sold	Level 2	8,000	8,000	2,000	2,000
Securities available for sale	Level 2	32,636	32,636	34,177	34,177
Federal Home Loan Bank stock	Level 2	2,093	2,093	2,079	2,079
Loans held for sale	Level 2	2,746	2.746	1,707	1,707
Loans receivable, net	Level 2	178,782	177,877	182,050	183,219
Accrued interest receivable	Level 2	804	804	834	834
Mortgage servicing rights	Level 3	1,863	2,402	1,886	2,578
Financial liabilities:
Deposits	Level 2	219,829	216,871	221,972	215,199
Advances from borrowers for taxes and insurance	Level 2	3,851	3,851	2,630	2,630
Accrued interest payable	Level 2	37	37	17	17
Redeemable common stock	Level 3	2,533	2,533	2,533	2,533

Note 11. Subsequent Events

On November 14, 2014, the Company entered into an agreement and plan of conversion merger with St. James Federal Savings and Loan Association (St. James), a federal mutual savings association. As of December 31, 2014, St. James had total assets of $27,215 and total equity of $2,755. Under the plan, St. James will merge into the Bank. Also under the plan, the Company plans to issue approximately 100,000 shares of common stock at a price based upon the average price of the Company’s stock for the 30-day period ending on the second trading day prior to the date of the final prospectus for the offering. The Company’s ESOP will acquire 8% of the newly issued shares. The plan provides for the establishment of a “liquidation account” for the benefit of eligible account holders of St. James. Completion of the merger is subject to regulatory approval.

Notes to Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Per Share Data)

Stock issuance costs incurred through March 31, 2015 totaled $391. These costs have been deferred and recognized as an other asset. Upon the successful close of the stock issuance, total stock issuance costs will be offset against the proceeds of the offering, which will be recognized as paid-in capital. If the stock issuance is abandoned, the stock issuance costs will be expensed

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Company may from time to time make written or oral “forward-looking statements” including statements contained in this report and in other communications by the Company which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements, such as statements of the Company’s plans, objectives, estimates and intentions, involve risks and uncertainties and are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of the products and services by users, including the features, pricing and quality compared to competitor’s products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and savings habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

General

The Company’s primary source of income is the Bank’s net income. The Bank’s primary source of net income is its net interest income, which is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (interest rate spread) and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Bank’s interest rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows. In order to maintain interest rate spread and reduce interest rate risk, management has elected to diversify the Bank’s loan portfolio by emphasizing its investment in agriculture and commercial mortgages, agricultural and commercial operating and term loans and consumer loans.

The Bank’s secondary sources of income are, primarily, the gain on sale of loans originated for sale and loan servicing fees. When comparing the first quarter of 2015 with the first quarter of 2014 the volume of loans originated and sold to the secondary market was relatively constant.

The operations of the Bank and the entire banking industry are significantly affected by prevailing economic conditions, competition, and the monetary and fiscal policies of the federal government and governmental agencies. The demand for and supply of housing, competition among lenders, the level of interest rates, and the availability of funds influence lending activities. Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities, and the levels of personal income and savings in the Bank's market area.

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

At March 31, 2015, total assets were $251.6 million, a decrease of $217,000 from $251.8 million at December 31, 2014. Decreases in loans receivable and securities available for sale were offset by increases in fed funds sold and loans held for sale.

Securities available for sale decreased from $34.2 million at December 31, 2014 to $32.6 million at March 31, 2015. Maturities and principal repayments of mortgage backed securities and obligations of state and political subdivisions totaling $857,000 and $926,000, respectively, were only partially offset by the purchase of $280,000 in new securities.

Loans held for sale increased from $1.7 million at December 31, 2014 to $2.7 million at March 31, 2015. On December 31, 2014 and March 31, 2015, the Company had firm commitments to sell the loans that were classified as held for sale. Loans receivable decreased by $3.3 million, or 1.8%, from $182.1 million at December 31, 2014 to $178.8 million at March 31, 2015. The decrease in loans receivable resulted primarily from principal repayments of agricultural input loans and in commercial real estate loans.

In accordance with the Bank’s internal classification of assets policy, management evaluates the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan losses. As of March 31, 2015 and December 31, 2014, the balance in the allowance for loan losses and the allowance for loan losses as a percentage of total loans were $2.3 million and $2.2 million and 1.24% and 1.17%, respectively.

Loans on which the accrual of interest had been discontinued amounted to $1.3 million and $1.0 million at March 31, 2015 and December 31, 2014, respectively. The Company considers all nonaccrual loans impaired. The amount of impaired loans at March 31, 2015 and December 31, 2014 was $4.1 million and the related allowance for loan loss for these loans was $600,000 and $573,000, respectively.

Foreclosed real estate decreased to $3.5 million at March 31, 2015 from $3.7 million at December 31, 2014, as the Company disposed of one property during the three months ended March 31, 2015. At March 31, 2015, foreclosed real estate consisted of four residential and ten commercial properties.

Liabilities decreased by $687,000, from $225.2 million at December 31, 2014 to $224.5 million at March 31, 2015. This decrease resulted, primarily, from a $2.1 million decrease in deposits being partially offset by a $1.2 million increase in advances from borrowers for taxes and insurance.

Stockholders’ equity increased by $470,000 from $24.1 million at December 31, 2014 to $24.6 million at March 31, 2015. The increase in stockholders’ equity resulted, primarily, from net income of $493,000 and an increase in other comprehensive income of $123,000 being partially offset by payments of $134,000 in cash dividends and the purchase of $15,000 in treasury stock.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014

General. Net income increased by $242,000, or 96.4%, to $493,000 or $0.66 per basic and diluted share for the three months ended March 31, 2015 when compared to $251,000 or $0.33 per basic and diluted share for the three months ended March 31, 2014. Net interest income increased by $272,000, or 13.9%, in the three months ended March 31, 2015 when compared to the three months ended March 31, 2014. Improvement in net interest income and reduction in the provision for loan loss of $100,000, or 58.8% were the primary reasons for the increase in earnings.

Interest Income. Interest income increased by $229,000, or 10.8%, for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014, as a $258,000 increase in interest income from loans receivable more than offset a $29,000 decrease in interest income from investments. The changes in interest income from the loan portfolio and investment securities and other interest bearing deposits resulted, primarily, from changes in the average balances and yields on those interest earning assets. The average balance of loans receivable increased $16.6 million, or 10.0%, and the yield increased by 14 basis points. Average investments decreased $10.7 million, or 16.7%, and the yield on investments increased by 3 basis points.

Interest Expense. Interest expense on deposits decreased by $43,000, or 26.9%, for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014. These changes resulted from changes in the average balances and interest rates. Although average interest-bearing liabilities increased $4.2 million to $219.6 million for the three months ended March 31, 2015, compared to $215.4 million for the three months ended March 31, 2014, the average cost of interest-bearing liabilities decreased 9 basis points to 0.21% for the three months ended March 31, 2015 from 0.29% for the three months ended March 31, 2014, reflecting the continued low interest rate environment.

Net Interest Income. Net interest income increased by $272,000, or 13.9%, for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014, due to the changes in interest income and interest expense described above. The Company’s interest rate spread increased by 38 basis points to 3.77% for the three months ended March 31, 2015, compared to 3.39% for the three months ended March 31, 2014 as the result of a 30 basis point increase in the average yield on interest-earning assets to 3.98% in the three months ended March 31, 2015 from 3.68% in the three months ended March 31, 2014 and a 8 basis point decrease in the average cost of interest-bearing liabilities to 0.21% in the three months ended March 31, 2015 from 0.29% in the three months ended March 31, 2014. The Company’s net interest margin improved 38 basis points to 3.78% for the three months ended March 31, 2015 compared to 3.40% for the three months ended March 31, 2014.

Provision for Loan Losses. The provision for loan loss decreased by $100,000, or 58.8% for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014. The provision reflects management’s monitoring of the allowance for loan losses in relation to the size and quality of the loan portfolio and adjusts the provision for loan losses to adequately provide for loan losses. Due to changes in economic conditions and changes in the composition of the loan portfolio, it is possible that the provision for loan losses may increase in future periods.

Noninterest Income. Noninterest income decreased to $882,000 for the quarter ended March 31, 2015 from $899,000 for the same period in 2014. When comparing the first quarter of 2015 with the first quarter of 2014, decreases of $11,000, $10,000 and $24,000 in gain on sale of loans, loan servicing fees and other noninterest income, respectively, were offset by a $31,000 increase in insurance commissions.

Noninterest Expense. Noninterest expense decreased by $32,000, or 1.4%, for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014 due, primarily, to a $67,000 decrease in compensation and benefits and a $24,000 decrease in occupancy and equipment. Partially offsetting these decreases was a $58,000 increase in expense related to other real estate owned.

Income Tax Expense. Income tax expense increased by $145,000, or 86.3%, for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014 due to the increase in income before income taxes. Income tax expense as a percent of income before taxes was 38.8% and 40.1% for the three months ended March 31, 2015 and 2014, respectively.

Average Balances and Yields

The following table sets forth average balance sheets, average yields and costs, and certain other information at the date and for the periods indicated. All average balances are based on daily averages, unless otherwise noted. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Three Months Ended March 31,
	2015				2014
	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
	(Dollars in thousands)
Interest earning assets:
Loans receivable (1)	$182,086		$2,175	4.78%	$165,483		$1,917	4.63%
Investments (2)	53,140		165	1.24%	63,812		194	1.22%
Total interest-earning assets	235,227		2,340	3.98%	229,295		2,111	3.68%
Non interest-earning assets	15,327				16,385
Total assets	$250,554				$245,680

Interest-bearing liabilities:
Savings, NOW and money market accounts (3)	$153,858		$22	0.06%	$139,403		$20	0.06%
Certificates of deposit	65,737		95	0.58%	75,972		140	0.74%
Borrowed funds	-		-	-%	-		-	-%
Total interest-bearing liabilities	219,595		117	0.21%	215,375		160	0.30%

Non interest-bearing liabilities	4,101				4,064
Total liabilities	223,696				219,439
Equity (4)	26,858				26,241
Total liabilities and equity	$250,554				$245,680
Net interest income			$2,223				$1,951
Interest rate spread (5)				3.77%				3.38%
Net interest margin (6)				3.78%				3.40%
Ratio of average interest earning assets to average interest bearing liabilities	1.07	X			1.06	X

(1)	Average balances include non-accrual loans and loans held for sale.
(2)	Includes interest-bearing deposits in other financial institutions.
(3)	Includes $4,383 and $5,011 in non-interest-bearing deposits for the three months ended March 31, 2015 and 2014, respectively.
(4)	Consists of stockholders’ equity and mezzanine equity.
(5)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Liquidity and Capital Resources

The Bank’s primary sources of funds are deposits, amortization and prepayment of loans, maturities of investment securities and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, deposit flows and loan prepayments are significantly influenced by general interest rates, economic conditions and competition. If needed, the Bank’s primary source of funds can be supplemented by wholesale funds obtained through additional advances from the Federal Home Loan Bank system. The Bank invests excess funds in overnight deposits, which not only serve as liquidity, but also earn interest income until funds are needed to meet required loan funding.

The Bank’s most liquid asset is cash, including investments in interest bearing accounts at the United Bankers Bank and the FHLB of Des Moines that have no withdrawal restrictions. The levels of these assets are dependent on the Bank’s operating, financing and investing activities during any given period. At March 31, 2015, the Bank’s noninterest bearing cash was $4.1 million. In addition, at March 31, 2015, the Bank had $10.8 million and $8.3 million invested in interest bearing accounts at the United Bankers Bank and the FHLB of Des Moines, respectively.

At March 31, 2015, the Bank had no outstanding advances from the FHLB of Des Moines. At March 31, 2015, the Bank had the ability to borrow up to $72 million based upon the pledged collateral. The Bank has the option of pledging additional collateral which will increase the amount available to borrow.

The Company also maintains an established line of credit with the United Bankers Bank. At, March 31, 2015, the Company had no outstanding borrowings from the United Bankers Bank and the total amount available under the line of credit was $1.5 million.

The Company is required to maintain specified amounts of capital. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement and a risk-based capital requirement. At March 31, 2015, the Company’s Tier 1 leverage capital totaled $24.6 million, or 9.80% of adjusted total assets, which substantially exceeded the 4.0% Tier 1 leverage capital requirement at that date by $14.5 million, or 5.80% of adjusted total assets. The Company's Tier 1 and total risk-based capital totaled $24.6 million and $26.7 million at March 31, 2015 or 14.21% and 15.48% of risk-weighted assets, respectively, which exceeded the current requirements of 6.0% and 8.0% of risk-weighted assets by $14.2 million and $12.9 million or 8.21% and 7.48% of risk-weighted assets, respectively. The Company will be subject to higher capital requirements in the future as capital conservation buffer rules become fully effective from 2016 through 2019.

The reconciliation of the equity of Wells Federal Bank to each major category of regulatory capital is as follows:

	At March 31,	At December 31,
	2015	2014
	(In thousands)

Equity under generally accepted accounting principles	$24,702	$25,662
Unrealized (gains) losses on available for sale securities	(216)	(93)
Disallowed intangible assets	(52)	-
Disallowed servicing assets	-	(189)
Tier 1 capital	24,434	25,380
Allowance for loan losses included in Tier 2 capital	2,156	2,158
Unrealized gains on available for sale equity securities	37	28
Total risk-based capital	$26,627	$27,566

Off-Balance Sheet Arrangements

As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks in the normal course of business to meet the financing needs of our customers. These financial instruments include primarily commitments to extend credit. Those instruments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. For additional information, see Note 9 of the Notes to the Consolidated Financial Statements.

Critical Accounting Policies

The consolidated financial statements include amounts that are based on informed judgments of management. These estimates and judgments are the result of management’s need to estimate the effect of matters that are inherently uncertain. Therefore, actual results could vary significantly from the estimates used. Management considers the following items to be the critical accounting estimates contained in the consolidated financial statements.

Allowance for Loan Loss. The allowance for loan loss is based on management’s periodic review of the loan portfolio. In evaluating the adequacy of the allowance for loan loss, management considers factors including, but not limited to, specific loan impairment, historical loss experience, the size and composition of the loan portfolio and current economic conditions. Although management believes that the allowance for loan loss is maintained at an adequate level, there can be no assurance that further additions will not be made to the allowance and that losses will not exceed the estimated amounts.

Available for Sale Securities. The fair value of equity securities is based on quoted market prices and the fair value of debt securities is generally determined based on matrix pricing utilizing yield curves, credit ratings and prepayment speeds. The Company believes the unrealized losses are temporary because the primary reason for the unrealized losses is changes in market interest rates from the date of purchase to the reporting date.

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

Foreclosed Real Estate. Foreclosed real estate is reported at the lower of cost or fair value, less estimated costs to sell. The Company monitors the net fair value of the property on a monthly basis, taking into consideration market and economic factors, including comparison to sales of like properties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as the Company is a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 15a-15(e) under the Securities Exchange Act of 1934, (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms.

Internal Controls

Changes in internal control over financial reporting. During the last quarter, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was not a party to any material legal proceedings other than routine matters in the ordinary course of business.

ITEM 1A. RISK FACTORS

Not applicable as the Company is a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)          Unregistered Sales of Equity Securities. Not applicable.

(b)          Use of Proceeds. Not applicable.

(c)          Issuer Purchases of Equity Securities.

Period	(a) Total Number Of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 through 31, 2015	556	$26.63	—	—
February 1 through 28, 2015	—	—	—	—
March 1 through 31, 2015	—	—	—	—
Total	556	$26.63	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Plan of Conversion Merger of St. James Federal Savings and Loan Association with Wells Financial Corp. and Wells Federal Bank. *

2.2	Agreement and Plan of Conversion Merger by and among Wells Financial Corp., Wells Federal Bank and St. James Federal Savings and Loan Association, dated as of November 14, 2014. *

3.1	Articles of Incorporation of Wells Financial Corp. *

3.2	Bylaws of Wells Financial Corp. *

4	Form of Common Stock Certificate of Wells Financial Corp. *

31	Certification of CEO and CFO as required by Rule 15d-14(a).

32	Certification required by 18 U.S.C. §1350.

101.INS	XBRL Instance Document **

101.SCH	XBRL Schema Document **

101.CAL	XBRL Calculation Linkbase Document **

101.LAB	XBRL Labels Linkbase Document **

101.PRE	XBRL Presentation Linkbase Document **

101.DEF	XBRL Definition Linkbase Document **

*	Incorporated by reference from identically numbered exhibit to Registration Statement on Form S-1 (File No. 333-202694).

**	Submitted as Exhibits 101 to this Form 10-Q are documents formatted in XBRL (Extensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS FINANCIAL CORP.

Date: June 29, 2015	/s/ James D. Moll
James D. Moll
President and Chief Executive Officer
Treasurer and Chief Financial Officer
(Duly Authorized Officer and Principal Executive
and Financial Officer)