Form 10-Q
period 2015-06-30
WELLS FINANCIAL CORP
filed 2015-08-14
CIK 934739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Yes ☒          No ☐

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

Yes ☐          No ☒

As of August 12, 2015, there were issued and outstanding 811,478 shares of the registrant's common stock.

WELLS FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Wells Financial Corp. and Subsidiary
Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets

Cash and cash equivalents, including interest-bearing accounts, 2015, $11,037; 2014, $7,411	$19,865	$14,373
Certificates of deposit, at cost	1,241	4,181
Federal funds sold	3,000	2,000
Securities available for sale	32,822	34,177
Federal Home Loan Bank stock, at cost	2,068	2,079
Loans held for sale	3,567	1,707
Loans receivable, net of allowance for loan loss of $2,184 in 2015; $2,158 in 2014;	177,859	182,050
Accrued interest receivable	966	834
Premises and equipment, net	3,079	3,172
Mortgage servicing rights, net	1,871	1,886
Foreclosed real estate	3,199	3,656
Other assets	1,764	1,711
Total assets	$251,301	$251,826

Liabilities, Mezzanine Equity and Stockholders’ Equity

Liabilities
Deposits	$220,860	$221,972
Advances from borrowers for taxes and insurance	2,621	2,630
Accrued interest payable	60	17
Accrued expenses and other liabilities	575	588
Total liabilities	224,116	225,207

Commitments, Contingencies and Credit Risk

Mezzanine Equity
Redeemable common stock held by ESOP, $0.10 par value, 95,602 shares issued, 89,928 outstanding at June 30, 2015; 95,602 outstanding at December 31, 2014	2,383	2,533

Stockholders’ Equity
Preferred stock, no par value; 500,000 shares authorized; none outstanding	-	-
Common stock, $0.10 par value; 7,000,000 shares authorized; 2,091,898 shares issued	209	209
Additional paid-in capital	17,116	17,110
Retained earnings, substantially restricted	36,479	35,552
Accumulated other comprehensive income	41	93
Treasury stock, 2015, 1,451,478 shares; 2014, 1,445,248 shares	(29,043)	(28,878)
Total stockholders’ equity	24,802	24,086
Total liabilities, mezzanine equity and stockholders’ equity	$251,301	$251,826

See Notes to Consolidated Financial Statements.

Wells Financial Corp. and Subsidiary

Consolidated Statements of Income

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Interest income:
Loans receivable	$2,062	$1,960	$4,237	$3,877
Investment securities and interest-bearing deposits	158	177	323	371
Total interest income	2,220	2,137	4,560	4,248

Interest expense:
Deposits	108	154	225	314
Total interest expense	108	154	225	314

Net interest income	2,112	1,983	4,335	3,934

Provision for loan losses	-	150	70	320
Net interest income after provision for loan losses	2,112	1,833	4,265	3,614

Noninterest income:
Gain on sale of loans held for sale	359	174	524	350
Loan servicing fees	215	207	430	432
Insurance commissions	169	151	341	292
Fees and service charges	123	112	229	217
Other	222	222	446	453
Total noninterest income	1,088	866	1,970	1,744

Noninterest expenses:
Compensation and benefits	1,145	1,188	2,257	2,367
Occupancy	173	193	357	401
Data processing	216	204	430	419
Advertising	64	62	123	110
Amortization of mortgage servicing rights	104	78	177	149
Other real estate owned	142	299	256	354
Other	472	516	945	980
Total noninterest expenses	2,316	2,540	4,545	4,780

Income before income taxes	884	159	1,690	578

Income tax expense	334	63	647	231
Net income	$550	$96	$1,043	$347

Earnings per share:
Basic	$0.75	$0.13	$1.41	$0.45
Diluted	0.75	0.13	1.41	0.45

See Notes to Consolidated Financial Statements.

2

Wells Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Net income	$550	$96	$1,043	$347
Other comprehensive (loss) income:
Unrealized (loss) gain on securities, net of related taxes	(176)	89	(52)	344
Comprehensive income	$374	$185	$991	$691

See Notes to Consolidated Financial Statements.

Wells Financial Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Mezzanine Equity

(Dollars in thousands, Except Per Share Data)

(Unaudited)

	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Mezzanine Equity Redeemable Common
Six Months Ended June 30, 2015
Balance, December 31, 2014	$209	$17,110	$35,552	$93	$(28,878)	$24,086	$2,533
Net income	-	-	1,043	-	-	1,043	-
Other comprehensive income, net of related taxes	-	-	-	(52)	-	(52)	-
Cash dividends declared ($0.36 per share)	-	-	(266)	-	-	(266)	-
Stock-based compensation	-	6	-	-	-	6	-
Treasury stock purchases, 6,230 shares	-	-	150	-	(165)	(15)	(150)
Change in fair value related to redeemable common stock	-	-	-	-	-	-	-
Balance, June 30, 2015	$209	$17,116	$36,479	$41	$(29,043)	$24,802	$2,383

	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Mezzanine Equity Redeemable Common
Six Months Ended June 30, 2014
Balance, December 31, 2013	$209	$17,096	$34,893	$(264)	$(28,193)	$23,741	$2,342
Net income	-	-	347	-	-	347	-
Other comprehensive income, net of related taxes	-	-	-	344	-	344	-
Cash dividends declared ($0.30 per share)	-	-	(228)	-	-	(228)	-
Stock-based compensation	-	17	-	-		17	-
Treasury stock purchases, 10,308 shares	-	-	-	-	(242)	(242)	-
Change in fair value related to redeemable common stock	-	-	-	-	-	-	-
Balance, June 30, 2014	$209	$17,113	$35,012	$80	$(28,435)	$23,979	$2,342

See Notes to Consolidated Financial Statements

Wells Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Dollars in Thousands, Except Per Share Data)

	Six Months Ended June 30,
	2015	2014
	(Unaudited)
Cash Flows From Operating Activities
Net income	$1,043	$347
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	70	320
Gain on sale of loans	(524)	(350)
Originations of loans held for sale	(17,747)	(11,551)
Proceeds from the sale of loans held for sale	16,411	11,898
Net change in mortgage servicing rights	15	43
Loss (gain) on sales of foreclosed real estate, net	15	(34)
Depreciation expense	96	89
Amortization of net deferred loan origination fees	(43)	(31)
Amortization of securities premiums	106	102
Impairment of foreclosed real estate	94	258
Stock-based compensation expense	6	17
Changes in assets and liabilities:
Accrued interest receivable	(132)	(51)
Other assets	(14)	40
Accrued expenses and other liabilities	30	(247)
Net cash (used in) provided by operating activities	(574)	850

Cash Flows From Investing Activities
Net decrease (increase) in loans	4,206	(1,308)
Net decrease (increase) in certificates of deposit	2,940	(3,671)
Net (increase) decrease in federal funds sold	(1,000)	1,500
Purchase of Federal Home Loan Bank stock	(60)	(89)
Proceeds from sale of Federal Home Loan Bank stock	71	61
Purchase of securities available-for-sale	(3,124)	(4,510)
Maturities of available-for-sale securities	4,282	10,376
Purchase of premises and equipment	(3)	(6)
Investment in foreclosed real estate	-	(28)
Proceeds from sales of foreclosed real estate	306	303
Net cash provided by investing activities	7,618	2,628

Cash Flows From Financing Activities
Net decrease in deposits	(1,112)	(3,550)
Net decrease in advances from borrowers for taxes and insurance	(9)	(16)
Dividends paid	(266)	(228)
Purchase of treasury stock	(165)	(242)
Net cash used in by financing activities	(1,552)	(4,036)

Net increase (decrease) in cash and cash equivalents	5,492	(558)

Cash and Cash Equivalents
Beginning	14,373	12,625
Ending	$19,865	$12,067

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

Note 2.   Summary of Significant Accounting Policies

Basis of Financial Statement Presentation: The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. The accompanying consolidated balance sheet and related notes as of December 31, 2014 are derived from the audited consolidated financial statements as of that date. These condensed financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited consolidated financial statements for the year ended December 31, 2014 contained in the Company’s Form S-1. In the opinion of management, all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year or any other interim period.

Segment reporting: The Company’s activities are considered to be a single industry segment for financial reporting purposes. The Company is engaged in commercial and retail banking, investment and insurance services with operations in southern Minnesota. Substantially all income is derived from a diverse base of commercial and retail lending activities.

Note 3.  Certificates of Deposit

Certificates of deposit with a carrying value of $1,241 and $4,181 at June 30, 2015 and December 31, 2014, respectively, had weighted-average yields of 0.67 and 0.41 percent, respectively, and contractual maturities of less than one year.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

Note 4. Securities Available for Sale

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Residential mortgage-backed agencies	$22,041	$57	$(175)	$21,923
SBA pools	1,674	6	-	1,680
Obligations of states and political subdivisions	9,005	138	(42)	9,101
Government-sponsored enterprise equity	40	78	-	118
	$32,760	$279	$(217)	$32,822

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Residential mortgage-backed agencies	$22,677	$60	$(192)	$22,545
SBA pools	1,835	6	(9)	1,832
Obligations of states and political subdivisions	9,474	250	(26)	9,698
Government-sponsored enterprise equity	40	62	-	102
	$34,026	$378	$(227)	$34,177

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

Contractual maturities: The amortized cost and fair value of securities available for sale as of June 30, 2015, by contractual maturity are shown below. Maturities may differ from contractual maturities in residential mortgage-backed securities and Small Business Administration (SBA) pools because the mortgages underlying the securities may be called or repaid without any penalties. In addition, government-sponsored enterprise equity securities have no maturity. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	June 30, 2015
	Amortized Cost	Fair Value

Due in one year or less	$839	$841
Due in one to five years	3,708	3,736
Due after five through 10 years	2,456	2,477
Due after 10 years	2,002	2,047
	9,005	9,101

Residential mortgage-backed agencies	22,041	21,923
SBA pools	1,674	1,680
Government-sponsored enterprise equity	40	118
	$32,760	$32,822

Pledged securities: Securities with a carrying value of $22,712 and $20,961 at June 30, 2015 and December 31, 2014, respectively, were pledged to secure borrowed funds and for other purposes as required or permitted by law.

Changes in other comprehensive income—unrealized gains (loss) on securities available for sale:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Balance, beginning	$216	$(10)	$93	$(264)
Unrealized gains (losses) during the year	(298)	153	(89)	771
Deferred tax effect relating to unrealized gain	123	(63)	37	(427)
Balance, ending	$41	$80	$41	$80

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

Temporarily impaired securities:

	June 30, 2015
	Continuous Unrealized		Continuous Unrealized
	Losses Existing		Losses Existing
	12 Months or Less		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Residential mortgage-backed agencies	$5,250	$33	$8,829	$142	$14,079	$175
Obligations of states and political subdivisions	2,294	16	911	26	3,205	42
	$7,544	$49	$9,740	$168	$17,284	$217

	December 31, 2014
	Continuous Unrealized		Continuous Unrealized
	Losses Existing		Losses Existing
	12 Months or Less		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Residential mortgage-backed agencies	$5,679	$20	$10,566	$171	$16,245	$191
SBA pools	-	-	1,250	9	1,250	9
Obligations of states and political subdivisions	1,495	6	1,180	20	2,675	26
	$7,174	$26	$12,996	$200	$20,170	$226

There were 32 and 37 securities in unrealized loss positions as of June 30, 2015 and December 31, 2014, respectively.

Unrealized losses are deemed to be temporary. Most of these underlying securities consist of mortgage-backed securities. Market fluctuations are caused primarily by changes in interest rates and prepayments of underlying mortgages. Volatility in economic conditions influences the prices of these securities. There were no sales of available-for-sale securities during the six months ended June 30, 2015 and 2014.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

Note 5. Loans Receivable and Loans Held for Sale

Composition of loans receivable:

	June 30,	December 31,
	2015	2014
Residential real estate	$55,295	$56,674
Commercial real estate	32,576	30,653
Agricultural real estate	36,745	38,128
Commercial construction real estate	1,154	4,035
Residential construction real estate	1,061	940
Home equity, home improvement and second mortgages	31,589	32,741
Commercial operating and term	6,839	5,718
Agricultural operating and term	6,825	7,714
Vehicle	1,979	1,671
Consumer	6,283	6,279
Total loans	180,346	184,553
Net deferred loan origination fees	(303)	(345)
Allowance for loan loss	(2,184)	(2,158)
Loans receivable, net	$177,859	$182,050

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

Commercial real estate loans: The Company’s goal is to create and maintain a high-quality portfolio of commercial real estate loans with customers who meet the credit quality and relationship profitability objectives of the Company. Commercial real estate loans are subject to underwriting standards and processes similar to commercial operating and term loans. These loans are analyzed using projected cash flows, and the repayment of these loans is largely dependent on the successful operation of the property. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market, such as geographic location and property type.

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

Loans receivable:

	June 30, 2015
				Loans Past
		30–59 Days	60–89 Days	Due 90 Days	Total
	Current	Past Due	Past Due	or More	Past Due	Total

Residential real estate	$52,122	$1,375	$719	$1,079	$3,173	$55,295
Commercial real estate	31,653	923	-	-	923	32,576
Agricultural real estate	36,064	117	-	564	681	36,745
Commercial construction real estate	1,154	-	-	-	-	1,154
Residential construction real estate	1,061	-	-	-	-	1,061
Home equity, home improvement and second mortgages	31,183	262	62	82	406	31,589
Commercial operating and term	6,659	-	117	63	180	6,839
Agricultural operating and term	6,825	-	-	-	-	6,825
Vehicle	1,939	5	-	35	40	1,979
Consumer	6,228	26	-	29	55	6,283
Total loans	$174,888	$2,708	$898	$1,852	$5,458	$180,346

Nonperforming loans	$-	$-	$-	$1,852	$1,852	$1,852

	December 31, 2014
				Loans Past
		30–59 Days	60–89 Days	Due 90 Days	Total
	Current	Past Due	Past Due	or More	Past Due	Total

Residential real estate	$54,698	$782	$507	$687	$1,976	$56,674
Commercial real estate	30,653	-	-	-	-	30,653
Agricultural real estate	37,843	285	-	-	285	38,128
Commercial construction real estate	4,035	-	-	-	-	4,035
Residential construction real estate	940	-	-	-	-	940
Home equity, home improvement and second mortgages	32,291	193	2	255	450	32,741
Commercial operating and term	5,569	82	-	67	149	5,718
Agricultural operating and term	7,674	40	-	-	40	7,714
Vehicle	1,661	8	1	1	10	1,671
Consumer	6,243	26	10	-	36	6,279
Total loans	$181,607	$1,416	$520	$1,010	$2,946	$184,553

Nonperforming loans	$-	$-	$-	$1,010	$1,010	$1,010

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

Recorded investment in nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of June 30, 2015 and December 31, 2014, were as follows:

	June 30, 2015
		Loans Past Due
		90 Days or More
	Nonaccrual	and Still Accruing

Residential real estate	$1,079	$-
Commercial real estate	-	-
Agricultural real estate	564	-
Commercial construction real estate	-	-
Residential construction real estate	-	-
Home equity, home improvement and second mortgages	82	-
Commercial operating and term	63	-
Agricultural operating and term	-	-
Vehicle	35	-
Consumer	29	-
Total	$1,852	$-

	December 31, 2014
		Loans Past Due
		90 Days or More
	Nonaccrual	and Still Accruing

Residential real estate	$687	$-
Commercial real estate	-	-
Agricultural real estate	-	-
Commercial construction real estate	-	-
Residential construction real estate	-	-
Home equity, home improvement and second mortgages	255	-
Commercial operating and term	67	-
Agricultural operating and term	-	-
Vehicle	1	-
Consumer	-	-
Total	$1,010	$-

No interest income was recognized on nonaccrual loans for the six months ended June 30, 2015 and 2014.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass-rated loans. Loans listed as not rated are included in groups of homogeneous loans with similar risk and loss characteristics. The following tables present the risk category of loans by class of loans based on the most recent analyses performed and the contractual aging as of June 30, 2015 and December 31, 2014:

	June 30, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Total

Commercial real estate	$30,444	$1,427	$705	$-	$32,576
Commercial construction real estate	1,154	-	-	-	1,154
Commercial operating and term	6,629	15	195	-	6,839
Agricultural operating and term	6,792	33	-	-	6,825
Total	$45,019	$1,475	$900	$-	$47,394

	December 31, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Total

Commercial real estate	$26,449	$3,556	$648	$-	$30,653
Commercial construction real estate	4,035	-	-	-	4,035
Commercial operating and term	5,426	-	292	-	5,718
Agricultural operating and term	7,714	-	-	-	7,714
Total	$43,624	$3,556	$940	$-	$48,120

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

Impaired loans also include loans modified in a troubled debt restructuring where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collections. There were no troubled debt restructurings of loans for the three and six months ended June 30, 2015 and 2014.

Payments received on nonaccrual loans are applied as a direct reduction of principal. Nonaccrual loans that are brought current, and do not have additional credit risk factors noted, are returned to accrual status.

There were no loans modified in a troubled debt restructuring during the previous twelve month period that subsequently defaulted during the three and six months ended June 30, 2015 and 2014.

Loans individually evaluated for impairment by class of loans as of June 30, 2015 and December 31, 2014 are as follows:

	June 30. 2015
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Residential real estate	$491	$491	$-	$494	$13
With an allowance recorded:
Residential real estate	422	422	80	422	19
Commercial real estate	2,619	2,619	341	2,622	55
Home equity, home improvement and second mortgages	31	31	32	31	-
Commercial operating and term	59	59	29	65	2
Consumer	6	6	3	6	-
Vehicle	3	3	3	3	-
Total	$3,631	$3,631	$488	$3,663	$89

	December 31, 2014
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Residential real estate	$461	$461	$-	$505	$27
With an allowance recorded:
Residential real estate	822	822	115	830	34
Commercial real estate	2,637	2,637	341	2,690	99
Home equity, home improvement and second mortgages	73	73	73	74	2
Commercial operating and term	63	63	32	-	2
Consumer	16	16	12	16	2
Total	$4,072	$4,072	$573	$4,115	$166

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

Allowance for loan losses:

	Three Months Ended June 30, 2015
	Balance,				Balance,
	Beginning	Charge-offs	Recoveries	Provision	Ending

Residential real estate	$552	$(9)	$-	$(15)	$528
Commercial real estate	785	-	-	1	786
Agricultural real estate	155	-	-	4	159
Commercial construction real estate	-	-	-	-	-
Residential construction real estate	4	-	-	8	12
Home equity, home improvement and second mortgages	474	(85)	5	53	447
Commercial operating and term	114	-	-	3	117
Agricultural operating and term	25	-	-	5	30
Vehicle	30	-	1	(4)	27
Consumer	113	(6)	26	(55)	78
Total	$2,252	$(100)	$32	$-	$2,184

	Six Months Ended June 30, 2015
	Balance,				Balance,
	Beginning	Charge-offs	Recoveries	Provision	Ending

Residential real estate	$545	$(9)	$9	$(17)	$528
Commercial real estate	722	-	-	64	786
Agricultural real estate	155	-	-	4	159
Commercial construction real estate	12	-	-	(12)	-
Residential construction real estate	13	-	-	(1)	12
Home equity, home improvement and second mortgages	431	(89)	14	91	447
Commercial operating and term	109	-	-	8	117
Agricultural operating and term	31	-	-	(1)	30
Vehicle	28	-	4	(5)	27
Consumer	112	(9)	36	(61)	78
Total	$2,158	$(107)	$63	$70	$2,184

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30, 2014
	Balance,				Balance,
	Beginning	Charge-offs	Recoveries	Provision	Ending

Residential real estate	$439	$(3)	$-	$48	$484
Commercial real estate	649	-	-	63	712
Agricultural real estate	127	-	-	15	142
Commercial construction real estate	9	-	7	(15)	1
Residential construction real estate	4	-	-	14	18
Home equity, home improvement and second mortgages	249	(93)	34	124	314
Commercial operating and term	92	(1)	-	2	93
Agricultural operating and term	10	-	-	4	14
Vehicle	32	-	1	(3)	30
Consumer	214	(1)	15	(102)	126
Total	$1,825	$(98)	$57	$150	$1,934

	Six Months Ended June 30, 2014
	Balance,				Balance,
	Beginning	Charge-offs	Recoveries	Provision	Ending

Residential real estate	$433	$(3)	$-	$54	$484
Commercial real estate	624	-	7	81	712
Agricultural real estate	130	-	-	12	142
Commercial construction real estate	2	-	-	(1)	1
Residential construction real estate	11	-	-	7	18
Home equity, home improvement and second mortgages	254	(177)	37	200	314
Commercial operating and term	87	(1)	-	7	93
Agricultural operating and term	18	-	-	(4)	14
Vehicle	30	-	3	(3)	30
Consumer	135	(10)	34	(33)	126
Total	$1,724	$(191)	$81	$320	$1,934

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

The allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2015 and December 31, 2014, are as follows:

	June 30, 2015
	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
Allowance for loan losses:
Residential real estate	$80	$448	$528
Commercial real estate	341	445	786
Agricultural real estate	-	159	159
Commercial construction real estate	-	-	-
Residential construction real estate	-	12	12
Home equity, home improvement and second mortgages	32	415	447
Commercial operating and term	29	88	117
Agricultural operating and term	-	30	30
Vehicle	3	24	27
Consumer	3	75	78
Total	$488	$1,696	$2,184

	June 30, 2015
	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
Loans:
Residential real estate	$913	$54,382	$55,295
Commercial real estate	2,619	29,957	32,576
Agricultural real estate	-	36,745	36,745
Commercial construction real estate	-	1,154	1,154
Residential construction real estate	-	1,061	1,061
Home equity, home improvement and second mortgages	31	31,558	31,589
Commercial operating and term	59	6,780	6,839
Agricultural operating and term	-	6,825	6,825
Vehicle	3	1,976	1,979
Consumer	6	6,277	6,283
Total	$3,631	$176,715	$180,346

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

	December 31, 2014
	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
Allowance for loan losses:
Residential real estate	$115	$430	$545
Commercial real estate	341	381	722
Agricultural real estate	-	155	155
Commercial construction real estate	-	12	12
Residential construction real estate	-	13	13
Home equity, home improvement and second mortgages	73	358	431
Commercial operating and term	32	77	109
Agricultural operating and term	-	31	31
Vehicle	-	28	28
Consumer	12	100	112
Total	$573	$1,585	$2,158

	December 31, 2014
	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
Loans:
Residential real estate	$1,283	$55,390	$56,674
Commercial real estate	2,637	28,016	30,653
Agricultural real estate	-	38,128	38,128
Commercial construction real estate	-	4,035	4,035
Residential construction real estate	-	940	940
Home equity, home improvement and second mortgages	73	32,668	32,741
Commercial operating and term	63	5,655	5,718
Agricultural operating and term	-	7,714	7,714
Vehicle	-	1,671	1,671
Consumer	16	6,263	6,279
Total	$4,072	$180,481	$184,553

Loans with a carrying value of $95,103 and $96,740 at June 30, 2015 and December 31, 2014, respectively, were pledged to secure borrowed funds.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

Related-party loans: The Company has entered into transactions with its executive officers, directors, significant shareholders, and their affiliates (related parties). The aggregate amounts of loans to such related parties at June 30, 2015 and December 31, 2014, were $134 and $342, respectively. During 2015 and 2014, new loans to such related parties were $34 and $185, respectively, and repayments were $146 and $67, respectively. In the opinion of management, these loans have terms similar to other customer loans and do not present more than normal risk of collection.

Loans held for sale: As of June 30, 2015 and December 31, 2014, the Company’s loans held for sale were $3,567 and $1,707, respectively, and consisted of one- to four-family residential real estate loans.

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

Note 6. Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans as of June 30, 2015 and December 31, 2014, were $322,992 and $332,075, respectively, and consist of one- to four-family residential real estate loans. These loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and Federal National Mortgage Association.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in advances from borrowers for taxes and insurance, were $2,328 and $2,347 at June 30, 2015 and December 31, 2014, respectively.

Mortgage servicing rights are summarized as follows for the six months ended June 30, 2015 and 2014:

	June 30,	June 30,
	2015	2014

Balance at beginning of year, net	$1,886	$1,952
Mortgage servicing rights capitalized	162	107
Amortization expense	(177)	(150)
Valuation provision change	-	-
Balance at end of period, net	$1,871	$1,909

The estimated fair value of mortgage servicing rights was $2,666 and $2,578 at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015 and December 31, 2014, the valuation allowance was $15 and $15, respectively.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

Note 7. Stockholders’ Equity, Regulatory Capital and Dividend Restrictions

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total common equity Tier I, and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2015, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2015, the most recent notification of the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for Prompt Corrective Action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, common equity Tier I, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

The following table summarizes the Bank’s compliance with its regulatory capital requirements:

					Minimum to Be Well
			Minimum		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Bank as of June 30, 2015:
Tier I capital (to average assets)	$25,007	9.94%	$10,059	4.00%	$12,574	5.00%
Tier I capital common equity (to risk weighted assets)	25,007	14.51%	7,754	4.50%	11,200	6.50%
Tier I capital (to risk weighted assets)	25,005	14.51%	10,338	6.00%	13,784	8.00%
Total risk based capital (to risk weighted assets)	27,196	15.78%	13,784	8.00%	17,230	10.00%

Bank as of December 31, 2014:
Tier I capital (to average assets)	25,380	9.90%	10,255	4.00%	12,819	5.00%
Tier I capital (to risk weighted assets)	25,380	13.58%	7,478	4.00%	11,217	6.00%
Total capital (to risk weighted assets)	27,566	14.74%	14,956	8.00%	18,695	10.00%

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

Note 8. Earnings Per Share

A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted earnings per share follows:

	Three Months Ended June 30, 2015
			Per Share
	Income	Shares	Amount
Basic earnings per share:
Net income	$550	737,100	$0.75
Effect of dilutive securities:
Stock options		349
Diluted earnings per share:
Net income plus assumed conversions	$550	737,449	$0.75

	Six Months Ended June 30, 2015
			Per Share
	Income	Shares	Amount
Basic earnings per share:
Net income	$1,043	739,453	$1.41
Effect of dilutive securities:
Stock options		349
Diluted earnings per share:
Net income plus assumed conversions	$1,043	739,802	$1.41

	Three Months Ended June 30, 2014
			Per Share
	Income	Shares	Amount
Basic earnings per share:
Net income	$96	760,546	$0.13
Effect of dilutive securities:
Stock options		1,070
Diluted earnings per share:
Net income plus assumed conversions	$96	761,616	$0 .13

	Three Months Ended June 30, 2015
			Per Share
	Income	Shares	Amount
Basic earnings per share:
Net income	$347	761,808	$0.45
Effect of dilutive securities:
Stock options		1,070
Diluted earnings per share:
Net income plus assumed conversions	$347	762,878	$0.45

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

As of June 30, 2015 and 2014, 7,900 and 15,850 options, respectively, are not included in the dilutive earnings per share computation because their inclusion would be antidilutive.

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

Commitments to extend credit on loans totaled approximately $44,825 and $38,110 at June 30, 2015 and December 31, 2014, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

The following tables summarize assets and liabilities measured at fair value as of June 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Recurring:
Investment securities available for sale:
Residential mortgage-backed securities	$-	$21,923	$-	$21,923
SBA pools	-	1,680	-	1,680
Obligations of states and political subdivisions		9,101	-	9,101
Government-sponsored enterprise equity securities	-	118	-	118
Redeemable common stock	-	-	(2,383)	(2,383)
Nonrecurring:
Foreclosed real estate	-	-	3,199	3,199
Collateral-dependent impaired loans	-	-	3,143	3,143
Mortgage servicing rights	-	-	624	624

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Recurring:
Investment securities available for sale:
Residential mortgage-backed securities	$-	$22,545	$-	$22,545
SBA pools	-	1,832	-	1,832
Obligations of states and political subdivisions	-	9,698	-	9,698
Government-sponsored enterprise equity securities	-	102	-	102
Redeemable common stock	-	-	(2,533)	(2,533)
Nonrecurring:
Foreclosed real estate	-	-	3,656	3,656
Collateral-dependent impaired loans	-	-	3,002	3,002
Mortgage servicing rights	-	-	646	646

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

The following tables present additional quantitative information about the unobservable inputs used in the fair value measurement of mortgage servicing rights measured on a non-recurring basis that were categorized within Level 3 of the fair value hierarchy:

	Fair Value at June 30, 2015	Valuation Technique	Unobservable Input	Range
(in thousands)

Mortgage servicing rights	$624	Discounted cash flows(1)	Prepayment PSA	157 – 335
			Discount rate	8.50% – 9.25%
			Maturity (months) WAM	37 – 325
			Costs to service	$65 - $750

	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range
(in thousands)

Mortgage servicing rights	$646	Discounted cash flows(1)	Prepayment PSA	157- 335
			Discount rate	8.50% – 9.25%
			Maturity (months) WAM	37- 325
			Costs to service	$65 - $750

(1) The estimated fair value on mortgage servicing rights is determined through a cash flow analysis performed at the loan level and is based on the objective attributes of the portfolio (i.e., note rate, loan amount, etc.) and industry assumptions used in the marketplace.

There was no change in the fair value of redeemable common stock, which is a recurring fair value measurements using significant unobservable inputs (Level 3), between December 31, 2014 and June 30, 2015.

For the three and six months ended June 30, 2015 and 2014 there were no transfers in or out of Levels 1, 2, and 3.

ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not recognized at fair value on a recurring basis or nonrecurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are recognized at fair value on a recurring or nonrecurring basis are discussed above. The methodologies for financial assets and financial liabilities are discussed in Note 1 of the consolidated financial statements for the year ended December 31, 2014.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

The estimated fair values of the Company’s financial instruments are as follows:

		June 30,		December 31,
		2015		2014
	Level in Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$19,865	$19,865	$14,373	$14,373
Certificates of deposit	Level 2	1,241	1,241	4,181	4,181
Federal funds sold	Level 2	3,000	3,000	2,000	2,000
Securities available for sale	Level 2	32,822	32,822	34,177	34,177
Federal Home Loan Bank stock	Level 2	2,068	2,068	2,079	2,079
Loans held for sale	Level 2	3,567	3,567	1,707	1,707
Loans receivable, net	Level 2	177,859	177,463	182,050	183,219
Accrued interest receivable	Level 2	966	966	834	834
Mortgage servicing rights	Level 3	1,871	2,666	1,886	2,578
Financial liabilities:
Deposits	Level 2	220,860	214,033	221,972	215,199
Advances from borrowers for taxes and insurance	Level 2	2,621	2,621	2,630	2,630
Accrued interest payable	Level 2	60	60	17	17
Redeemable common stock	Level 3	2,383	2,383	2,533	2,533

Note 11.  Subsequent Events

On November 14, 2014, the Company entered into an agreement and plan of conversion merger with St. James Federal Savings and Loan Association (St. James), a federal mutual savings association.  Under the plan, St. James converted to stock form and merged into the Bank.  On July 16, 2015, the conversion merger was completed by acquiring 100% of the voting shares of St. James.  The Company sold and issued 78,736 shares of its common stock at $27.36 per share.  The Company’s ESOP acquired 8%, 6,299 shares, of the newly issued shares using funds borrowed from the Company.  Since the shares were offered to the prior depositors and borrowers of St. James at a 5% discount to the average bid and ask quotation for 30 trading days prior to the final prospectus, the fair value of the consideration paid was determined to approximate zero.  The Company’s primary reasons for the acquisition are to provide for asset growth, improve capital and competitive position, and increase the limit on loans to one borrower.

An estimate of the contractual amounts receivable for loans that are not expected to be collected has not been determined yet, since the initial accounting for the acquisition is incomplete, as noted below.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

The following table presents pro forma financial information assuming the acquisition occurred on January 1, 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$3,580	$3,256	$7,082	$6,540
Net income	$591	$102	$1,116	$386
Diluted net income per share	$0.72	$0.12	$1.36	$0.46
Diluted weighted-average shares	816,185	840,352	818,538	841,614

The preliminary allocation of the consideration paid for the acquired assets and assumed liabilities are as follows:

Cash and cash equivalents	$6,938
Securities	1,053
Loans (contractual amount $17,434)	17,102
Core deposit intangible	287
Other assets	683
Total assets	26,063

Deposits	$22,971
Other liabilities	38
Total liabilities	23,009

Net assets acquired	$3,054

Fair value of consideration	$-
Estimated bargain purchase gain	3,054
Total	$3,054

The merger is expected to result in a gain because of the legal and financial barriers to completing the merger, including the related transaction costs associated with the conversion merger and stock issuance.

The above allocation assumes the core deposit intangible value is 1.25% of deposits.  The fair value of other assets acquired and liabilities assumed are based upon historical carrying amounts.  These allocations are not final as valuation procedures to determine their acquisition date fair value have not been completed yet.  Final fair value computations are expected to be based on discounted expected cash flows, among other valuation techniques.  The amount of bargain purchase gain to be recognized is dependent upon the determination of these fair values.

Stock issuance costs incurred through June 30, 2015 totaled $740.  These costs have been deferred and recognized as an other asset.  During the third quarter of 2015, total stock issuance costs will be offset against the proceeds of the offering, which will be recognized as paid-in capital.

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

The Bank’s secondary sources of income are, primarily, the gain on sale of loans originated for sale and loan servicing fees. When comparing the first quarter of 2015 with the first quarter of 2014, the volume of loans originated and sold to the secondary market was relatively constant.

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

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

At June 30, 2015, total assets were $251.3 million, a decrease of $525,000 from $251.8 million at December 31, 2014.  Decreases in loans receivable and securities available for sale were partially offset by increases in cash, fed funds sold and loans held for sale.

Securities available for sale decreased from $34.2 million at December 31, 2014 to $32.8 million at June 30, 2015.  Maturities and principal repayments of mortgage backed securities and obligations of state and political subdivisions totaling $3,354,000 and $928,000, respectively, were only partially offset by the purchase of $3,124,000 in new securities.

Loans held for sale increased from $1.7 million at December 31, 2014 to $3.6 million at June 30, 2015.  On December 31, 2014 and June 30, 2015, the Company had firm commitments to sell the loans that were classified as held for sale.  Loans receivable decreased by $4.2 million, or 2.3%, from $182.1 million at December 31, 2014 to $177.9 million at June 30, 2015.  The decrease in loans receivable resulted primarily from decreases in commercial construction and agricultural real estate loans.

In accordance with the Bank’s internal classification of assets policy, management evaluates the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan losses.  As of June 30, 2015 and December 31, 2014, the balance in the allowance for loan losses and the allowance for loan losses as a percentage of total loans were $2.2 million and 1.20% and 1.17%, respectively.

Loans on which the accrual of interest had been discontinued amounted to $1.9 million and $1.0 million at June 30, 2015 and December 31, 2014, respectively.  The Company considers all nonaccrual loans impaired.  The amount of impaired loans at June 30, 2015 and December 31, 2014 was $3.6 million and $4.1 million, respectively and the related allowance for loan loss for these loans was $488,000 and $573,000, respectively.

Foreclosed real estate decreased to $3.2 million at June 30, 2015 from $3.7 million at December 31, 2014, as the Company disposed of three properties during the six months ended June 30, 2015.  At June 30, 2015, foreclosed real estate consisted of three residential and eight commercial properties.

Liabilities decreased by $1.1 million, from $225.2 million at December 31, 2014 to $224.1 million at June 30, 2015.  This decrease resulted from a $1.1 million decrease in deposits.

Stockholders’ equity increased by $716,000 from $24.1 million at December 31, 2014 to $24.8 million at June 30, 2015. The increase in stockholders’ equity resulted, primarily, from net income of $1,043,000 being partially offset by payments of $266,000 in cash dividends and the purchase of $165,000 in treasury stock.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2015 and 2014

General.  Net income increased by $454,000 and $696,000, or 472.9% and 200.6% for the three and six months ended June 30, 2015, respectively, when compared to the same periods in 2014.  Diluted earnings per share increased by $0.62 and $0.96 for the three and six months ended June 30, 2015, respectively, when compared to the three and six months ended June 30, 2014.  Net interest income increased by $129,000 and $401,000, or 6.5% and 10.2%, in the three and six months ended June 30, 2015, respectively, when compared to the same periods in 2014. When comparing the three and six months ended June 30, 2015 to the same periods in 2014, the provision for loan loss decreased by $150,000 and $250,000, respectively, and noninterest income increased by $222,000 and $226,000, respectively.   Increases in net interest income and noninterest income and the decrease in provision for loan loss were the primary reasons for the increase in earnings.

Interest Income.  Interest income increased by $83,000 and $312,000, or 3.9% and 7.3%, for the three and six months ended June 30, 2015 when compared to the three and six months ended June 30, 2014, as an increase in interest income from loans receivable more than offset a decrease in interest income from investments. The changes in interest income from the loan portfolio and investment securities and other interest bearing deposits resulted, primarily, from changes in the average balances and yields on those interest earning assets. For the three months ended June 30, 2015, the average balance of loans receivable increased $15.2 million, or 9.1%, which more than offset a 17 basis point decline in yield.  For the same period, average investments decreased $6.9 million, or 11.4%, which offset a one basis point increase in yield.  For the six months ended June 30, 2015 the average balance of loans receivable increased $15.8 million, or 9.5%, and the yield decreased by 3 basis points.  Average investments decreased $8.6 million, or 14.0%, and the yield on investments increased by 1 basis point.  As a result of the increase in loans as a percentage of earning assets, however, the yield on interest-earning assets increased by 15 basis points between the six-month periods.

Interest Expense.  Interest expense on deposits decreased by $46,000 and $89,000, or 29.9% and 28.3%, for the three and six months, respectively ended June 30, 2015 when compared to the three and six months ended June 30, 2014.  These changes resulted from changes in the average balances and interest rates.  Although average interest bearing liabilities increased $6.3 million, or 3.0%, to $220.3 million for the three months ended June 30, 2015 compared to $214.0 million for the three months ended June 30, 2014, the average cost of interest-bearing liabilities decreased 9 basis points to 0.20% for the three months ended June 30, 2015 compared to 0.29% for the three months ended June 30, 2014.   Although average interest-bearing liabilities increased $5.2 million to $220.0 million for the six months ended June 30, 2015, compared to $214.8 million for the six months ended June 30, 2014, the average cost of interest-bearing liabilities decreased 9 basis points to 0.20% for the six months ended June 30, 2015 from 0.29% for the six months ended June 30, 2014, reflecting the continued low interest rate environment.

Net Interest Income.  Net interest income increased by $129,000 and $401,000, or 13.9% and 10.2%, for the three and six months ended June 30, 2015, respectively, when compared to the same periods in 2014, due to the changes in interest income and interest expense described above. For the three months ended June 30, 2015, the interest rate spread increased by 10 basis points to 3.57% compared to 3.47% for the three months ended June 30, 2014 as a result of a 9 basis point decrease in the average cost of interest-bearing liabilities to 0.20% for the three months ended June 30, 2015, from 0.29% for the three months ended June 30, 2014, and a one basis point increase in the average yield on interest-earning assets to 3.77% for the three months ended June 30, 2015 from 3.76% for the three months ended June 30, 2014.  The Company’s net interest margin improved 10 basis points to 3.59% for the three months ended June 30, 2015 compared to 3.49% for the three months ended June 30, 2014.  The Company’s interest rate spread increased by 24 basis points to 3.68% for the six months ended June 30, 2015, compared to 3.44% for the six months ended June 30, 2014 as the result of a 15 basis point increase in the average yield on interest-earning assets to 3.88% in the six months ended June 30, 2015 from 3.73% in the six months ended June 30, 2014 and a 9 basis point decrease in the average cost of interest-bearing liabilities to 0.20% in the six months ended June 30, 2015 from 0.29% in the six months ended June 30, 2014.  The Company’s net interest margin improved 24 basis points to 3.69% for the six months ended June 30, 2015 compared to 3.45% for the six months ended June 30, 2014.

Provision for Loan Losses.  The provision for loan loss decreased by $150,000 and $250,000 for the three and six months ended June 30, 2015 when compared to the same periods in 2014.  The provision reflects management’s monitoring of the allowance for loan losses in relation to the size and quality of the loan portfolio and adjusts the provision for loan losses to adequately provide for loan losses.  Due to changes in economic conditions and changes in the composition of the loan portfolio, it is possible that the provision for loan losses may increase in future periods.

Noninterest Income.  Noninterest income increased by $222,000 and $226,000 for the three and six months ended June 30, 2015 when compared to the same periods in 2014 due, primarily, to increases in gain on sale of loans.  During the first six months of 2015, a higher volume of loans were originated and sold to the secondary market than during the first six months of 2014.

Noninterest Expense.  Noninterest expense decreased by $224,000 and $235,000, or 8.8% and 4.9%, for the three and six months ended June 30, 2015 when compared to the three and six months ended June 30, 2014 due, primarily, to decreases in compensation and benefits and expenses related to other real estate owned.

Income Tax Expense.  Income tax expense increased by $271,000 and $416,000, or 430.2% and 180.0%, for the three months and six months ended June 30, 2015 when compared to the same periods in 2014 due to the increase in income before income taxes.   Income tax expense as a percent of income before taxes was 37.8% and 39.6% for the three months ended June 30, 2015 and 2014, respectively, and 38.3% and 40.0% for the six months ended June 30, 2015 and 2014, respectively.

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

	Six Months Ended June 30,
	2015				2014
	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
	(Dollars in thousands)
Interest earning assets:
Loans receivable (1)	$181,861		$4,237	4.66%	$166,039		$3,877	4.69%
Investments (2)	53,220		323	1.21%	61,860		371	1.20%
Total interest-earning assets	235,081		4,560	3.88%	227,899		4,248	3.73%
Non interest-earning assets	15,940				17,103
Total assets	$251,021				$245,002

Interest-bearing liabilities:
Savings, NOW and money market accounts (3)	$155,607		$45	0.06%	$139,995		$42	0.06%
Certificates of deposit	64,385		180	0.56%	74,774		272	0.73%
Total interest-bearing liabilities	219,992		225	0.20%	214,769		314	0.29%

Non interest-bearing liabilities	4,034				3,906
Total liabilities	224,026				218,675
Equity (4)	26,995				26,327
Total liabilities and equity	$251,021				$245,002
Net interest income			$4,335				$3,934
Interest rate spread (5)				3.68%				3.44%
Net interest margin (6)				3.69%				3.45%
Ratio of average interest earning assets to average interest bearing liabilities	1.07	X			1.06	X

(1)	Average balances include non-accrual loans and loans held for sale.
(2)	Includes interest-bearing deposits in other financial institutions.
(3)	Includes $4,982,000 and $5,848,000 in non-interest-bearing deposits for the six months ended June 30, 2015 and 2014, respectively.
(4)	Consists of stockholders’ equity and mezzanine equity.
(5)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

	Three Months Ended June 30,
	2015				2014
	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
	(Dollars in thousands)
Interest earning assets:
Loans receivable (1)	$181,553		$2,062	4.54%	$166,393		$1,960	4.71%
Investments (2)	53,808		158	1.17%	60,702		177	1.16%
Total interest-earning assets	235,361		2,220	3.77%	227,095		2,137	3.76%
Non interest-earning assets	16,275				17,311
Total assets	$251,636				$244,406

Interest-bearing liabilities:
Savings, NOW and money market accounts (3)	$157,387		$24	0.06%	$140,416		$23	0.07%
Certificates of deposit	62,960		84	0.53%	73,596		131	0.71%
Total interest-bearing liabilities	220,347		108	0.20%	214,012		154	0.29%

Non interest-bearing liabilities	4,133				3,987
Total liabilities	224,480				217,999
Equity (4)	27,156				26,407
Total liabilities and equity	$251,636				$244,406
Net interest income			$2,112				$1,983
Interest rate spread (5)				3.57%				3.47%
Net interest margin (6)				3.59%				3.49%
Ratio of average interest earning assets to average interest bearing liabilities	1.07	X			1.06	X

(1)	Average balances include non-accrual loans and loans held for sale.
(2)	Includes interest-bearing deposits in other financial institutions.
(3)	Includes $4,982,000 and $5,848,000 in non-interest-bearing deposits for the three months ended June 30, 2015 and 2014, respectively.
(4)	Consists of stockholders’ equity and mezzanine equity.
(5)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

The Bank’s most liquid asset is cash, including investments in interest bearing accounts at the United Bankers Bank and the FHLB of Des Moines that have no withdrawal restrictions.  The levels of these assets are dependent on the Bank’s operating, financing and investing activities during any given period.  At June 30, 2015, the Bank’s noninterest bearing cash was $8.8 million.  In addition, at June 30, 2015, the Bank had $10.3 million and $10.6 million invested in interest bearing accounts at the United Bankers Bank and the FHLB of Des Moines, respectively.

At June 30, 2015, the Bank had no outstanding advances from the FHLB of Des Moines.  At June 30, 2015, the Bank had the ability to borrow up to $71.2 million based upon the pledged collateral.  The Bank has the option of pledging additional collateral which will increase the amount available to borrow.

The Bank is required to maintain specified amounts of capital.  The capital standards generally require the maintenance of regulatory capital sufficient to meet a common Tier 1 equity requirement, a leverage capital requirement and a risk-based capital requirement.  At June 30, 2015, the Bank’s Tier 1 leverage capital totaled $25.0 million, or 9.94% of adjusted total assets, which substantially exceeded the 4.0% Tier 1 leverage capital requirement at that date by $14.9 million, or 5.94% of adjusted total assets.  The Bank’s common equity Tier 1, and total risk-based capital totaled $25.0 million, and $27.2 million at June 30, 2015 or 14.51%, and 15.78% of risk-weighted assets, respectively, which exceeded the current requirements of 4.5% and 8.0% of risk-weighted assets by $17.3 million and $13.4 million or 10.01% and 7.78% of risk-weighted assets, respectively.  The Bank will be subject to higher capital requirements in the future as capital conservation buffer rules become fully effective from 2016 through 2019.

The reconciliation of the equity of Wells Federal Bank to each major category of regulatory capital is as follows:

	At June 30,	At December 31,
	2015	2014
	(In thousands)

Equity under generally accepted accounting principles	$25,095	$25,662
Unrealized (gains) losses on available for sale securities	(41)	(93)
Disallowed intangible assets	(47)	-
Disallowed servicing assets	-	(189)
Tier 1 capital	25,007	25,380
Allowance for loan losses included in Tier 2 capital	2,154	2,158
Unrealized gains on available for sale equity securities	35	28
Total risk-based capital	$27,196	$27,566

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  For additional information, see Note 9 of the Notes to the Consolidated Financial Statements

Critical Accounting Policies

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Unregistered Sales of Equity Securities.  Not applicable.

(b)    Use of Proceeds. Not applicable.

(c)    Issuer Purchases of Equity Securities.

Period	(a) Total Number Of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 through 30, 2015	4,241	$26.50	-	-
May 1 through 31, 2015	1,433	$26.50	-	-
June 1 through 30, 2015	-	-	-	-
Total	5,674	$26.50	-	-

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

WELLS FINANCIAL CORP.

Date: August 14, 2015	/s/ James D. Moll
James D. Moll
President and Chief Executive Officer
Treasurer and Chief Financial Officer
(Duly Authorized Officer and Principal Executive
and Financial Officer)