Form 10-Q
period 2015-09-30
WELLS FINANCIAL CORP
filed 2015-11-16
CIK 934739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Yes ☒          No ☐

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

Yes ☐           No ☒

As of November 13, 2015 there were issued and outstanding 805,710 shares of the registrant's common stock.

WELLS FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

EXHIBITS and CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Wells Financial Corp. and Subsidiary

Consolidated Balance Sheets

(Dollars in Thousands, Except Per Share Data)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Cash and cash equivalents, including interest-bearing accounts, 2015, $5,435; 2014, $7,411	$9,896	$14,373
Certificates of deposit, at cost	9,521	4,181
Federal funds sold	3,000	2,000
Securities available for sale	35,495	34,177
Federal Home Loan Bank stock, at cost	2,036	2,079
Loans held for sale	1,719	1,707
Loans receivable, net of allowance for loan loss of $2,125 in 2015; $2,158 in 2014;	197,336	182,050
Accrued interest receivable	1,252	834
Premises and equipment, net	3,417	3,172
Mortgage servicing rights, net	1,862	1,886
Foreclosed real estate	1,975	3,656
Other assets	1,041	1,711
Total assets	$268,550	$251,826

Liabilities, Mezzanine Equity and Stockholders’ Equity

Liabilities
Deposits	$232,714	$221,972
Advances from borrowers for taxes and insurance	3,639	2,630
Accrued interest payable	83	17
Accrued expenses and other liabilities	903	588
Total liabilities	237,339	225,207

Commitments, Contingencies and Credit Risk

Mezzanine Equity
Redeemable common stock held by ESOP, $0.10 par value, shares issued and outstanding, 85,160 at September 30, 2015; 95,602 at December 31, 2014	2,257	2,533
Stockholders’ Equity
Preferred stock, no par value; 500,000 shares authorized; none outstanding	-	-
Common stock, $0.10 par value; 7,000,000 shares authorized;
2,181,076 shares issued at September 30, 2015; 2,091,898 shares issued at December 31, 2014	217	209
Additional paid-in capital	18,119	17,110
Retained earnings, substantially restricted	39,879	35,552
Accumulated other comprehensive income	170	93
Unallocated Employee Stock Ownership Plan shares	(172)	-
Treasury stock, 2015, 1,459,526 shares; 2014, 1,445,248 shares	(29,259)	(28,878)
Total stockholders’ equity	28,954	24,086
Total liabilities, mezzanine equity and stockholders’ equity	$268,550	$251,826

See Notes to Consolidated Financial Statements.

Wells Financial Corp. and Subsidiary

Consolidated Statements of Income

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Interest income:
Loans receivable	$2,293	$2,026	$6,530	$5,903
Investment securities and interest-bearing deposits	185	177	508	548
Total interest income	2,478	2,203	7,038	6,451

Interest expense:
Deposits	125	148	350	462
Total interest expense	125	148	350	462

Net interest income	2,353	2,055	6,688	5,989

Provision for loan losses	(70)	100	-	420
Net interest income after provision for loan losses	2,423	1,955	6,688	5,569

Noninterest income:
Gain on sale of loans held for sale	302	214	826	564
Loan servicing fees	210	168	640	600
Insurance commissions	188	195	529	487
Fees and service charges	113	129	342	346
Bargain purchase gain	2,848	-	2,848	-
Other	204	211	650	698
Total noninterest income	3,865	917	5,835	2,695

Noninterest expenses:
Compensation and benefits	1,168	1,093	3,425	3,460
Occupancy	196	172	553	573
Data processing	268	266	698	685
Advertising	71	71	194	181
Amortization of mortgage servicing rights	98	90	275	239
Other real estate owned	173	-	429	398
Other	546	570	1,491	1,540
Total noninterest expenses	2,520	2,262	7,065	7,076

Income before income taxes	3,768	610	5,458	1,188

Income tax expense	348	92	995	323
Net income	$3,420	$518	$4,463	$865

Earnings per share:
Basic	$4.63	$0.68	$5.88	$1.14
Diluted	$4.63	$0.68	$5.88	$1.14

See Notes to Consolidated Financial Statements.

2

Wells Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Net income	$3,420	$518	$4,463	$865
Other comprehensive income (loss):
Unrealized gain (loss) on securities, net of related taxes	129	(1)	77	343
Comprehensive income	$3,549	$517	$4,540	$1,208

See Notes to Consolidated Financial Statements.

Wells Financial Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Mezzanine Equity

(Dollars in thousands, Except Per Share Data)

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unallocated ESOP Plan Shares	Treasury Stock	Total Stockholders’ Equity	Mezzanine Equity Redeemable Common Stock
Nine Months Ended September 30, 2015
Balance, December 31, 2014	$209	$17,110	$35,552	$93	$-	$(28,878)	$24,086	$2,533
Net income	-	-	4,463	-	-	-	4,463	-
Issuance of 78,736 shares of common stock including 6,299 shares acquired by the ESOP, net of issuance costs	8	999	-	-	(172)	-	835	-
Other comprehensive income, net of related taxes	-	-	-	77	-	-	77	-
Cash dividends declared ($0.54 per share)	-	-	(412)	-	-	-	(412)	-
Stock-based compensation	-	10	-	-	-	-	10	-
Treasury stock purchases, 14,278 shares, including 10,442 of redeemable common shares	-	-	276	-	-	(381)	(105)	(276)
Change in fair value related to redeemable common stock	-	-	-	-	-	-	-	-
Balance, September 30, 2015	$217	$18,119	$39,879	$170	$(172)	$(29,259)	$28,954	$2,257

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity	Mezzanine Equity Redeemable Common Stock
Nine Months Ended September 30, 2014
Balance, December 31, 2013	$209	$17,096	$34,893	$(264)	$(28,193)	$23,741	$2,342
Net income	-	-	865	-	-	865	-
Other comprehensive income, net of related taxes	-	-	-	343	-	343	-
Cash dividends declared ($0.45 per share)	-	-	(342)	-	-	(342)	-
Stock-based compensation	-	25	-	-	-	25	-
Treasury stock purchases, 22,633 shares	-	-	-	-	(563)	(563)	-
Change in fair value related to redeemable common stock	-	-	-	-	-	-	-
Balance, September 30, 2014	$209	$17,121	$35,416	$79	$(28,756)	$24,069	$2,342

See Notes to Consolidated Financial Statements

Wells Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Dollars in Thousands, Except Per Share Data)

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)
Cash Flows From Operating Activities
Net income	$4,463	$865
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	-	420
Gain on sale of loans	(826)	(564)
Originations of loans held for sale	(15,597)	(18,307)
Proceeds from the sale of loans held for sale	16,411	18,969
Net change in mortgage servicing rights	24	324
Loss (gain) on sales of foreclosed real estate, net	4	(27)
Depreciation expense	146	134
Amortization of net deferred loan origination fees	(43)	(61)
Amortization of securities premiums	165	160
Impairment of foreclosed real estate	232	252
Stock-based compensation expense	10	25
Bargain purchase gain	(2,848)	-
Changes in assets and liabilities, net of effects of business combination:
Accrued interest receivable	(309)	(252)
Other assets	703	(216)
Accrued expenses and other liabilities	76	173
Net cash provided by operating activities	2,611	1,895

Cash Flows From Investing Activities
Net decrease (increase) in loans	2,154	(12,983)
Net decrease (increase) in certificates of deposit	274	(1,221)
Net (increase) decrease in federal funds sold	(1,000)	3,500
Purchase of Federal Home Loan Bank stock	(114)	(181)
Proceeds from sale of Federal Home Loan Bank stock	190	116
Purchase of securities available-for-sale	(5,815)	(7,803)
Maturities of available-for-sale securities	5,400	11,537
Net cash received in conversion/merger	1,337	-
Purchase of premises and equipment	(25)	(203)
Investment in foreclosed real estate	-	(109)
Proceeds from sales of foreclosed real estate	1,589	360
Net cash provided by (used in) investing activities	3,990	(6,987)

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(12,301)	5,914
Net increase in advances from borrowers for taxes and insurance	1,009	961
Issuance of 78,736 shares of common stock, net of issuance costs and ESOP shares	1,007	-
Dividends paid	(412)	(342)
Purchase of treasury stock	(381)	(563)
Net cash (used in) provided by financing activities	(11,078)	5,970
Net (decrease) increase in cash and cash equivalents	(4,477)	878

Cash and Cash Equivalents
Beginning	14,373	12,625
Ending	$9,896	$13,503

Significant noncash financing and investing activities for the nine months ended September 30, 2015, which include the recognition of assets acquired and liabilities assumed, are disclosed in Note 11.

See Notes to Consolidated Financial Statements

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

Note 1. Nature of Operations

Operations of Wells Financial Corp. (the “Company”) primarily consist of banking services through Wells Federal Bank (the “Bank”), and Wells Insurance Agency, Inc., a property and casualty insurance agency. The Company serves its customers through the Bank’s nine locations in south central Minnesota.

Note 2. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation: The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. The accompanying consolidated balance sheet and related notes as of December 31, 2014 are derived from the audited consolidated financial statements as of that date. These condensed financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s audited consolidated financial statements for the year ended December 31, 2014 contained in the Company’s Form S-1. In the opinion of management, all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year or any other interim period.

Segment reporting: The Company’s activities are considered to be a single industry segment for financial reporting purposes. The Company is engaged in commercial and retail banking, investment and insurance services with operations in southern Minnesota. Substantially all income is derived from a diverse base of commercial and retail lending activities.

Note 3. Certificates of Deposit

Certificates of deposit with a carrying value of $9,521 and $4,181 at September 30, 2015 and December 31, 2014, respectively, had weighted-average yields of 1.28% and 0.41%, respectively, and weighted average contractual maturities of 1.7 and 0.5 years, respectively.

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

Note 4. Securities Available for Sale

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Residential mortgage-backed agencies	$22,356	$96	$(71)	$22,381
SBA pools	2,645	4	(3)	2,646
Obligations of states and political subdivisions	10,201	162	(20)	10,343
Government-sponsored enterprise equity	40	85	-	125
	$35,242	$347	$(94)	$35,495

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Residential mortgage-backed agencies	$22,677	$60	$(192)	$22,545
SBA pools	1,835	6	(9)	1,832
Obligations of states and political subdivisions	9,474	250	(26)	9,698
Government-sponsored enterprise equity	40	62	-	102
	$34,026	$378	$(227)	$34,177

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

Contractual maturities: The amortized cost and fair value of securities available for sale as of September 30, 2015, by contractual maturity are shown below. Maturities may differ from contractual maturities in residential mortgage-backed securities and Small Business Administration (SBA) pools because the mortgages underlying the securities may be called or repaid without any penalties. In addition, government-sponsored enterprise equity securities have no maturity. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	September 30, 2015
	Amortized Cost	Fair Value

Due in one year or less	$872	$873
Due in one to five years	3,695	3,739
Due after five through 10 years	3,890	3,951
Due after 10 years	1,744	1,780
	10,201	10,343

Residential mortgage-backed agencies	22,356	22,381
SBA pools	2,645	2,646
Government-sponsored enterprise equity	40	125
	$35,242	$35,495

Pledged securities: Securities with a carrying value of $30,556 and $20,961 at September 30, 2015 and December 31, 2014, respectively, were pledged to secure borrowed funds and for other purposes as required or permitted by law.

Changes in other comprehensive income—unrealized gains on securities available for sale:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Balance, beginning	$41	$80	$93	$(264)
Unrealized gains during the year	208	-	119	417
Deferred tax effect relating to unrealized gain	(79)	(1)	(42)	(74)
Balance, ending	$170	$79	$170	$79

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

Temporarily impaired securities:

	September 30, 2015
	Continuous Unrealized		Continuous Unrealized
	Losses Existing		Losses Existing
	12 Months or Less		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Residential mortgage-backed agencies	$4,197	$9	$8,575	$62	$12,772	$71
SBA Pools	1,049	3	-	-	1,049	3
Obligations of states and political subdivisions	490	4	920	16	1,410	20
	$5,737	$16	$9,495	$78	$15,232	$94

	December 31, 2014
	Continuous Unrealized		Continuous Unrealized
	Losses Existing		Losses Existing
	12 Months or Less		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Residential mortgage-backed agencies	$5,679	$20	$10,566	$172	$16,245	$192
SBA pools	-	-	1,250	9	1,250	9
Obligations of states and political subdivisions	1,495	6	1,180	20	2,675	26
	$7,174	$26	$12,996	$201	$20,170	$227

There were 25 and 37 securities in unrealized loss positions as of September 30, 2015 and December 31, 2014, respectively.

Unrealized losses are deemed to be temporary. Most of these underlying securities consist of mortgage-backed securities. Market fluctuations are caused primarily by changes in interest rates and prepayments of underlying mortgages. Volatility in economic conditions influences the prices of these securities. There were no sales of available-for-sale securities during the nine months ended September 30, 2015 and 2014.

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

Note 5. Loans Receivable and Loans Held for Sale

Composition of loans receivable:

	September 30,	December 31,
	2015	2014
Residential real estate	$61,091	$56,674
Commercial real estate	32,255	30,653
Agricultural real estate	40,469	38,128
Commercial construction real estate	2,827	4,035
Residential construction real estate	1,319	940
Home equity, home improvement and second mortgages	33,031	32,741
Commercial operating and term	9,551	5,718
Agricultural operating and term	9,839	7,714
Vehicle	2,720	1,671
Consumer	6,573	6,279
Total loans	199,675	184,553
Net deferred loan origination fees	(214)	(345)
Allowance for loan loss	(2,125)	(2,158)
Loans receivable, net	$197,336	$182,050

Loans are made to individuals as well as to commercial and tax-exempt entities. Specific loan terms vary as to interest rate, repayment and collateral requirements based on the type of loan requested and the creditworthiness of the prospective borrower. Credit risk tends to be geographically concentrated in that a majority of the loan customers are located in the markets serviced by the Company.

The Company’s extension of credit is governed by the individual loan policies that were established to control the quality of the Company’s loans. These policies and procedures are reviewed and approved by the Board of Directors on a regular basis.

Residential real estate loans: The Company originates residential real estate loans in its service area and also originates loans throughout Minnesota through its correspondent bank relationships. Currently, the majority of these loan originations are sold in the secondary market.

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

Wells Financial Corp. and Subsidiary

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

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

Loans receivable:

	September 30, 2015
				Loans Past
		30–59 Days	60–89 Days	Due 90 Days	Total
	Current	Past Due	Past Due	or More	Past Due	Total

Residential real estate	$58,636	$964	$99	$1,392	$2,455	$61,091
Commercial real estate	32,173	-	82	-	82	32,255
Agricultural real estate	39,914	-	-	555	555	40,469
Commercial construction real estate	2,827	-	-	-	-	2,827
Residential construction real estate	1,319	-	-	-	-	1,319
Home equity, home improvement and second mortgages	32,793	131	59	48	238	33,031
Commercial operating and term	9,248	-	-	303	303	9,551
Agricultural operating and term	9,839	-	-	-	-	9,839
Vehicle	2,659	22	3	36	61	2,720
Consumer	6,505	46	-	22	68	6,573
Total loans	$195,913	$1,163	$243	$2,356	$3,762	$199,675

Nonperforming loans	$-	$-	$-	$2,356	$2,356	$2,356

	December 31, 2014
				Loans Past
		30–59 Days	60–89 Days	Due 90 Days	Total
	Current	Past Due	Past Due	or More	Past Due	Total

Residential real estate	$54,698	$782	$507	$687	$1,976	$56,674
Commercial real estate	30,653	-	-	-	-	30,653
Agricultural real estate	37,843	285	-	-	285	38,128
Commercial construction real estate	4,035	-	-	-	-	4,035
Residential construction real estate	940	-	-	-	-	940
Home equity, home improvement and second mortgages	32,291	193	2	255	450	32,741
Commercial operating and term	5,569	82	-	67	149	5,718
Agricultural operating and term	7,674	40	-	-	40	7,714
Vehicle	1,661	8	1	1	10	1,671
Consumer	6,243	26	10	-	36	6,279
Total loans	$181,607	$1,416	$520	$1,010	$2,946	$184,553

Nonperforming loans	$-	$-	$-	$1,010	$1,010	$1,010

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

Recorded investment in nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of September 30, 2015 and December 31, 2014, were as follows:

	September 30, 2015
		Loans Past Due
		90 Days or More
	Nonaccrual	and Still Accruing

Residential real estate	$1,392	$-
Commercial real estate	-	-
Agricultural real estate	555	-
Commercial construction real estate	-	-
Residential construction real estate	-	-
Home equity, home improvement and second mortgages	48	-
Commercial operating and term	303	-
Agricultural operating and term	-	-
Vehicle	36	-
Consumer	22	-
Total	$2,356	$-

	December 31, 2014
		Loans Past Due
		90 Days or More
	Nonaccrual	and Still Accruing

Residential real estate	$687	$-
Commercial real estate	-	-
Agricultural real estate	-	-
Commercial construction real estate	-	-
Residential construction real estate	-	-
Home equity, home improvement and second mortgages	255	-
Commercial operating and term	67	-
Agricultural operating and term	-	-
Vehicle	1	-
Consumer	-	-
Total	$1,010	$-

No interest income was recognized on nonaccrual loans for the nine months ended September 30, 2015 and 2014. There are no additional funds to be advanced on these loans.

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans. Under the Company’s risk-rating system, the Company classifies problem and potential problem loans as “Special Mention,” “Substandard” and “Doubtful,” which correspond to risk ratings five, six and seven, respectively. Substandard loans include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful, or risk-rated seven, have all the weaknesses inherent in those classified as Substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses that deserve management’s close attention, are deemed to be Special Mention, or risk-rated five. Risk ratings are updated any time the situation warrants.

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass-rated loans. Loans listed as not rated are included in groups of homogeneous loans with similar risk and loss characteristics. The following tables present the risk category of loans by class of loans based on the most recent analyses performed and the contractual aging as of September 30, 2015 and December 31, 2014:

	September 30, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Total

Commercial real estate	$29,012	$1,980	$1,263	$-	$32,255
Agricultural real estate	39,914	165	390	-	40,469
Commercial construction real estate	2,827	-	-	-	2,827
Commercial operating and term	9,523	58	258	-	9,551
Agricultural operating and term	9,806	33	-	-	9,839
Total	$91,082	$2,236	$1,911	$-	$94,941

	December 31, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Total

Commercial real estate	$26,449	$3,556	$648	$-	$30,653
Agricultural real estate	38,128	-	-	-	38,128
Commercial construction real estate	4,035	-	-	-	4,035
Commercial operating and term	5,426	-	292	-	5,718
Agricultural operating and term	7,714	-	-	-	7,714
Total	$43,624	$3,556	$940	$-	$48,120

Wells Financial Corp. and Subsidiary

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

Impaired loans also include loans modified in a troubled debt restructuring where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collections. There was one troubled debt restructuring of loans during the three and nine months ended September 30, 2015. There were no troubled debt restructuring of loans during the three and nine months ended September 30, 2014.

Payments received on nonaccrual loans are applied as a direct reduction of principal. Nonaccrual loans that are brought current, and do not have additional credit risk factors noted, are returned to accrual status.

There were no loans modified in a troubled debt restructuring during the previous twelve month period that subsequently defaulted during the three and nine months ended September 30, 2015 and 2014.

Loans individually evaluated for impairment by class of loans as of September 30, 2015 and December 31, 2014 are as follows:

	September 30. 2015
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Residential real estate	$473	$473	$-	$493	$18
Commercial real estate	575	575	-	666	18
With an allowance recorded:
Residential real estate	414	414	79	440	27
Commercial real estate	1,884	1,884	329	1,910	58
Home equity, home improvement and second mortgages	-	-	-	-	-
Commercial operating and term	209	209	181	221	6
Consumer	7	7	5	3	1
Vehicle	2	2	2	8	-
Total	$3,564	$3,564	$596	$3,741	$128

	December 31, 2014
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Residential real estate	$461	$461	$-	$505	$27
With an allowance recorded:
Residential real estate	822	822	115	830	34
Commercial real estate	2,637	2,637	341	2,690	99
Home equity, home improvement and second mortgages	73	73	73	74	2
Commercial operating and term	63	63	32	-	2
Consumer	16	16	12	16	2
Total	$4,072	$4,072	$573	$4,115	$166

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

Allowance for loan losses:

	Three Months Ended September 30, 2015
	Balance,				Balance,
	Beginning	Charge-offs	Recoveries	Provision	Ending

Residential real estate	$528	$-	$-	$(49)	$479
Commercial real estate	786	-	-	(83)	703
Agricultural real estate	159	-	-	(14)	145
Commercial construction real estate	6	-	-	8	14
Residential construction real estate	6	-	-	1	7
Home equity, home improvement and second mortgages	447	(26)	4	(25)	400
Commercial operating and term	117	-	-	144	261
Agricultural operating and term	30	-	-	(1)	29
Vehicle	27	-	-	-	27
Consumer	78	(17)	50	(51)	60
Total	$2,184	$(43)	$54	$(70)	$2,125

	Nine Months Ended September 30, 2015
	Balance,				Balance,
	Beginning	Charge-offs	Recoveries	Provision	Ending

Residential real estate	$545	$(9)	$9	$(66)	$479
Commercial real estate	722	-	-	(19)	703
Agricultural real estate	155	-	-	(10)	145
Commercial construction real estate	12	-	-	2	14
Residential construction real estate	13	-	-	(6)	7
Home equity, home improvement and second mortgages	431	(115)	18	66	400
Commercial operating and term	109	-	-	152	261
Agricultural operating and term	31	-	-	(2)	29
Vehicle	28	-	4	(5)	27
Consumer	112	(26)	86	(112)	60
Total	$2,158	$(150)	$117	$-	$2,125

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30, 2014
	Balance,				Balance,
	Beginning	Charge-offs	Recoveries	Provision	Ending

Residential real estate	$484	$(3)	$11	$9	$501
Commercial real estate	712	-	-	(16)	696
Agricultural real estate	142	-	-	9	151
Commercial construction real estate	8	-		14	22
Residential construction real estate	11	-	-	(5)	6
Home equity, home improvement and second mortgages	314	(4)	2	80	392
Commercial operating and term	93	-	-	21	114
Agricultural operating and term	14	-	-	7	21
Vehicle	30	-	1	(4)	27
Consumer	126	(14)	13	(15)	110
Total	$1,934	$(21)	$27	$100	$2,040

	Nine Months Ended September 30, 2014
	Balance,				Balance,
	Beginning	Charge-offs	Recoveries	Provision	Ending

Residential real estate	$433	$(6)	$11	$63	$501
Commercial real estate	624	-	7	65	696
Agricultural real estate	130	-	-	21	151
Commercial construction real estate	2	-	-	20	22
Residential construction real estate	11	-	-	(5)	6
Home equity, home improvement and second mortgages	254	(181)	39	280	392
Commercial operating and term	87	(1)	-	28	114
Agricultural operating and term	18	-	-	3	21
Vehicle	30	-	3	(6)	27
Consumer	135	(24)	48	(49)	110
Total	$1,724	$(212)	$108	$420	$2,040

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

The recorded investment in loans and the allowance for loan losses by portfolio segment and based on impairment method as of September 30, 2015 and December 31, 2014, are as follows:

	September 30, 2015
	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
Loans:
Residential real estate	$887	$60,204	$61,091
Commercial real estate	2,459	29,796	32,255
Agricultural real estate	-	40,469	40,469
Commercial construction real estate	-	2,827	2,827
Residential construction real estate	-	1,319	1,319
Home equity, home improvement and second mortgages	-	33,031	33,031
Commercial operating and term	209	9,342	9,551
Agricultural operating and term	-	9,839	9,839
Vehicle	2	2,718	2,720
Consumer	7	6,566	6,573
Total	$3,564	$196,111	$199,675

	September 30, 2015
	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
Allowance for loan losses:
Residential real estate	$79	$400	$479
Commercial real estate	329	374	703
Agricultural real estate	-	145	145
Commercial construction real estate	-	14	14
Residential construction real estate	-	7	7
Home equity, home improvement and second mortgages	-	400	400
Commercial operating and term	181	80	261
Agricultural operating and term	-	29	29
Vehicle	2	25	27
Consumer	5	55	60
Total	$596	$1,529	$2,125

Wells Financial Corp. and Subsidiary

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

Loans with a carrying value of $92,639 and $96,740 at September 30, 2015 and December 31, 2014, respectively, were pledged to secure borrowed funds.

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

Related-party loans: The Company has entered into transactions with its executive officers, directors, significant shareholders, and their affiliates (related parties). The aggregate amounts of loans to such related parties at September 30, 2015 and December 31, 2014, were $190 and $342, respectively. During 2015 and 2014, new loans to such related parties were $97 and $185, respectively, and repayments were $152 and $67, respectively. In the opinion of management, these loans have terms similar to other customer loans and do not present more than normal risk of collection.

Loans held for sale: As of September 30, 2015 and December 31, 2014, the Company’s loans held for sale were $1,719 and $1,707, respectively, and consisted of one- to four-family residential real estate loans.

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

Note 6. Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans as of September 30, 2015 and December 31, 2014, were $320,669 and $332,075, respectively, and consist of one- to four-family residential real estate loans. These loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and Federal National Mortgage Association.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in advances from borrowers for taxes and insurance, were $3,176 and $2,347 at September 30, 2015 and December 31, 2014, respectively.

Mortgage servicing rights are summarized as follows for the nine months ended September 30, 2015 and 2014:

	September 30,	September 30,
	2015	2014

Balance at beginning of year, net	$1,886	$1,952
Mortgage servicing rights capitalized	251	181
Amortization expense	(275)	(239)
Valuation provision change	-	-
Balance at end of period, net	$1,862	$1,894

The estimated fair value of mortgage servicing rights was $2,143 and $2,578 at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and December 31, 2014, the valuation allowance was $15 and $15, respectively.

Wells Financial Corp. and Subsidiary

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of common equity Tier I, Tier I capital and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2015, that the Bank meets all capital adequacy requirements to which they are subject.

As of September 30, 2015, the most recent notification of the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for Prompt Corrective Action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, common equity Tier I, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

The following table summarizes the Bank’s compliance with its regulatory capital requirements:

					Minimum to Be Well
			Minimum		Capitalized Under
			for Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Percent	Amount	Percent	Amount	Percent
Bank as of September 30, 2015:
Tier I capital (to average assets)	$28,221	10.37%	$10,884	4.00%	$13,605	5.00%
Tier I capital common equity (to risk weighted assets)	28,221	11.37%	11,166	4.50%	16,129	6.50%
Tier I capital (to risk weighted assets)	28,221	11.37%	14,889	6.00%	19,851	8.00%
Total risk based capital (to risk weighted assets)	30,384	12.24%	19,851	8.00%	24,814	10.00%

Bank as of December 31, 2014:
Tier I capital (to average assets)	25,380	9.90%	10,255	4.00%	12,819	5.00%
Tier I capital (to risk weighted assets)	25,380	13.58%	7,478	4.00%	11,217	6.00%
Total capital (to risk weighted assets)	27,566	14.74%	14,956	8.00%	18,695	10.00%

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

Note 8. Earnings Per Share

A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted earnings per share follows:

	Three Months Ended September 30, 2015
			Per Share
	Income	Shares	Amount
Basic earnings per share:
Net income	$3,420	738,439	$4.63
Effect of dilutive securities:
Stock options		432
Diluted earnings per share:
Net income plus assumed conversions	$3,420	738,871	$4.63

	Nine Months Ended September 30, 2015
			Per Share
	Income	Shares	Amount
Basic earnings per share:
Net income	$4,463	759,012	$5.88
Effect of dilutive securities:
Stock options		432
Diluted earnings per share:
Net income plus assumed conversions	$4,463	759,444	$5.88

	Three Months Ended September 30, 2014
			Per Share
	Income	Shares	Amount
Basic earnings per share:
Net income	$518	757,323	$0.68
Effect of dilutive securities:
Stock options		1,218
Diluted earnings per share:
Net income plus assumed conversions	$518	758,541	$0.68

	Nine Months Ended September 30, 2014
			Per Share
	Income	Shares	Amount
Basic earnings per share:
Net income	$865	760,297	$1.14
Effect of dilutive securities:
Stock options		1,218
Diluted earnings per share:
Net income plus assumed conversions	$865	761,515	$1.14

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

At September 30, 2015, all options were included in the dilutive earnings per share computation. At September 30, 2014, 15,850 options are not included in the dilutive earnings per share computation because their inclusion would be antidilutive.

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

Commitments to extend credit on loans totaled approximately $44,312 and $38,110 at September 30, 2015 and December 31, 2014, respectively.

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

Wells Financial Corp. and Subsidiary

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

Wells Financial Corp. and Subsidiary

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

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

The following tables summarize assets and liabilities measured at fair value as of September 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Recurring:
Investment securities available for sale:
Residential mortgage-backed securities	$-	$22,381	$-	$22,381
SBA pools	-	2,646	-	2,646
Obligations of states and political subdivisions	-	10,343	-	10,343
Government-sponsored enterprise equity securities	-	125	-	125
Redeemable common stock	-	-	(2,257)	(2,257)
Nonrecurring:
Foreclosed real estate	-	-	1,975	1,975
Collateral-dependent impaired loans	-	-	1,914	1,914
Mortgage servicing rights	-	-	315	315

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Recurring:
Investment securities available for sale:
Residential mortgage-backed securities	$-	$22,545	$-	$22,545
SBA pools	-	1,832	-	1,832
Obligations of states and political subdivisions	-	9,698	-	9,698
Government-sponsored enterprise equity securities	-	102	-	102
Redeemable common stock	-	-	(2,533)	(2,533)
Nonrecurring:
Foreclosed real estate	-	-	3,656	3,656
Collateral-dependent impaired loans	-	-	3,002	3,002
Mortgage servicing rights	-	-	646	646

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

The following tables present additional quantitative information about the unobservable inputs used in the fair value measurement of mortgage servicing rights measured on a non-recurring basis that were categorized within Level 3 of the fair value hierarchy:

	Fair Value at September 30, 2015	Valuation Technique	Unobservable Input	Range
(in thousands)

Mortgage servicing rights	$315	Discounted cash flows(1)	Prepayment PSA	157 – 335
			Discount rate	8.50% – 9.25%
			Maturity (months) WAM	37 – 325
			Costs to service	$65 - $750

	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range
(in thousands)

Mortgage servicing rights	$646	Discounted cash flows(1)	Prepayment PSA	157- 335
			Discount rate	8.50% – 9.25%
			Maturity (months) WAM	37- 325
			Costs to service	$65 - $750

(1) The estimated fair value on mortgage servicing rights is determined through a cash flow analysis performed at the loan level and is based on the objective attributes of the portfolio (i.e., note rate, loan amount, etc.) and industry assumptions used in the marketplace.

There was no change in the per share fair value of redeemable common stock, which is a recurring fair value measurements using significant unobservable inputs (Level 3), between December 31, 2014 and September 30, 2015.

For the three and nine months ended September 30, 2015 and 2014 there were no transfers in or out of Levels 1, 2, and 3.

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

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

The estimated fair values of the Company’s financial instruments are as follows:

		September 30,		December 31,
		2015		2014
	Level in Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	Level 1	$9,896	$9,896	$14,373	$14,373
Certificates of deposit	Level 2	9,521	9,521	4,181	4,181
Federal funds sold	Level 2	3,000	3,000	2,000	2,000
Securities available for sale	Level 2	35,495	35,495	34,177	34,177
Federal Home Loan Bank stock	Level 2	2,036	2,036	2,079	2,079
Loans held for sale	Level 2	1,719	1,719	1,707	1,707
Loans receivable, net	Level 2	197,336	201,241	182,050	183,219
Accrued interest receivable	Level 2	1,252	1,252	834	834
Mortgage servicing rights	Level 3	1,862	2,143	1,886	2,578
Financial liabilities:
Deposits	Level 2	232,714	232,131	221,972	215,199
Advances from borrowers for taxes and insurance	Level 2	3,639	3,639	2,630	2,630
Accrued interest payable	Level 2	83	83	17	17
Redeemable common stock	Level 3	2,257	2,257	2,533	2,533

Note 11. Business Combination

Effective July 16, 2015, the Company completed its previously reported acquisition of St. James Federal Savings and Loan Association, St. James, Minnesota (St. James), in a conversion merger transaction. As a result of the conversion merger transaction, St. James converted from a mutual to stock institution and merged with and into the Bank, with the Bank as the surviving institution. The Company acquired 100% of the voting shares of St. James. The Company issued and sold 78,736 shares of common stock at a price of $27.36 per share, which reflected a 5% discount on the 30 day average price as prescribed in the merger agreement. The shares were offered to depositor and borrower members of St. James in a subscription offering and to stockholders of the Company and members of the general public in a community offering. The Company’s ESOP acquired 8%, or 6,299 shares, of the newly issued shares using funds borrowed from the Company. The fair value of consideration paid to the prior depositors and borrowers of St. James was determined to approximate zero. Gross offering proceeds totaled approximately $2,154, including $172 purchased by the Company’s ESOP. As a result of the stock offering, the Company had 814,758 shares of common stock outstanding as of the close of business on July 16, 2015. St. James’ sole office, located in St. James, Minnesota, has become a branch office of the Bank. The Company’s primary reasons for the acquisition are to provide for asset growth, improve capital and competitive positions, and increase the limit on loans to one borrower.

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

Note 11. Business Combination (continued)

The Company has determined that the acquisition constitutes a business combination as defined by the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their estimated fair values as required by the guidance. Fair values were determined based on the requirements of ASC Topic 820, Fair Value Measurements.

The determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events which are highly subjective in nature. The assets acquired and liabilities assumed in the transaction are presented at estimated fair value on the acquisition date.

The Company recorded the following assets and liabilities as of July 16, 2015. The discounts and premiums resulting from the fair value adjustments will be accreted or amortized over the anticipated lives of the underlying assets and liabilities. The excess fair value of assets acquired over liabilities assumed, resulted in a $2,848 bargain purchase gain. The merger resulted in a gain because of the legal and financial barriers that St. James would have incurred to convert to a stock form of ownership in a stand-alone transaction, including the related transaction costs associated with a conversion and stock issuance. The bargain purchase gain was recorded in non-interest income in the Company’s consolidated statements of income for the three and nine months ended September 30, 2015.

July 16, 2015
Recognized amounts of identifiable assets acquired and liabilities assumed
Fair value of assets acquired
Cash	$1,337
Certificates of deposit	5,616
Securities – available for sale	995
Loans	17,506
Premises and equipment	366
Real estate owned	35
Accrued interest and other assets	131
Core deposit intangible	208
Total assets acquired	$26,194

Fair value of liabilities assumed
Deposits	$23,043
Deferred tax liability	238
Accrued interest and other liabilities	65
Total liabilities assumed	$23,346

Net assets acquired	$2,848

The fair value of the loan portfolio was estimated by performing a discounted cash flow analysis. The valuation was performed at the loan level on real estate loans and at the cohort level for all other loan types, and is based on the objective attributes of the loans in the portfolio (e.g., the rate of interest on the loan, the original term of the loan, the current term of the loan, etc.) and current statistical performance variables used in the market place.

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in Thousands, Except Per Share Data)

Note 11. Business Combination (continued)

The analysis was based on the contractually specified amounts of principal and interest to be received modified by our estimates of prepayment, default and loss severity to be experienced prospectively. The prepayment, default and loss severity assumptions were applied at the loan level based on the characteristics of the loan.

The composition of the acquired loans at July 16, 2015 was as follows:

	Contractual Amount	Fair Value Adjustments	Fair Value
Residential real estate	$6,480	$74	$6,554
Revolving, open end residential real estate	336	(1)	335
Agricultural real estate	5,437	57	5,494
Agricultural operating and term	2,588	2	2,590
Commercial real estate	1,262	2	1,264
Automobile loans	721	(8)	713
Other consumer	602	(46)	556
Total	$17,426	$80	$17,506

The Company estimates that $79 of the contractual amounts receivable for loans acquired will not be collected.

The following table presents pro forma financial information assuming the acquisition occurred on January 1, 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues (interest and noninterest income)	$3,614	$3,403	$10,419	$9,547
Net income	$542	$507	$1,641	$888
Diluted net income per share	$0.66	$0.61	$1.96	$1.06
Diluted weighted-average shares	$0.66	$0.61	$1.96	$1.06

The bargain purchase gain is excluded from the pro forma table above.

To determine pro forma information, the Company adjusted its three and nine months ended September 30, 2015 and three and nine months ended September 30, 2014 historical results to include the historical results of St. James.

Stock issuance costs incurred totaled $1,147. The stock issuance costs were offset against the proceeds of the offering, which was recognized as paid-in capital.

Merger costs of $332 and $334 were expensed during the three and nine months ended September 30, 2015, respectively. Merger costs of $9 and $27 were expensed during the three and nine months ended September 30, 2014.

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

The Bank’s secondary sources of income are, primarily, the gain on sale of loans originated for sale and loan servicing fees. When comparing the first nine months of 2015 with the first nine months of 2014, a greater volume of loans were originated and sold to the secondary market.

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

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

At September 30, 2015, total assets were $268.6 million, an increase of $16.8 million from $251.8 million at December 31, 2014. Increases in loans receivable and securities available for sale that were recorded in the acquisition of St. James Federal Savings and Loan Association (St. James) were the primary reasons for the increase in assets.

Securities available for sale increased from $34.2 million at December 31, 2014 to $35.5 million at September 30, 2015. Purchases of mortgage backed-securities and obligations of state and political subdivisions totaling $5,055,000 and $1,707,000, respectively, were only partially offset by the maturities and principal repayments totaling $5,380,000.

Loans held for sale stayed relatively constant at $1.7 million at December 31, 2014 and September 30, 2015. On December 31, 2014 and September 30, 2015, the Company had firm commitments to sell the loans that were classified as held for sale. Loans receivable increased by $15.3 million, or 8.4%, from $182.1 million at December 31, 2014 to $197.3 million at September 30, 2015. The increase in loans receivable resulted primarily from the $17.5 million in loans acquired in the conversion/merger with St. James.

In accordance with the Bank’s internal classification of assets policy, management evaluates the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan losses. As of September 30, 2015 and December 31, 2014, the balance in the allowance for loan losses and the allowance for loan losses as a percentage of total loans was $2.1 million and $2.2 million and 1.1% and 1.2%, respectively.

Loans on which the accrual of interest had been discontinued amounted to $2.4 million and $1.0 million at September 30, 2015 and December 31, 2014, respectively. The Company considers all nonaccrual loans impaired. The amount of impaired loans at September 30, 2015 and December 31, 2014 was $3.6 million and $4.1 million, respectively and the related allowance for loan loss for these loans was $596,000 and $573,000, respectively.

Foreclosed real estate decreased to $2.0 million at September 30, 2015 from $3.7 million at December 31, 2014, as the Company disposed of eight properties during the nine months ended September 30, 2015. At September 30, 2015, foreclosed real estate consisted of two residential and six commercial properties.

Liabilities increased by $12.1 million, from $225.2 million at December 31, 2014 to $237.3 million at September 30, 2015 due, primarily, to the deposits that were assumed in the St. James conversion/merger.

Stockholders’ equity increased by $4.9 million from $24.1 million at December 31, 2014 to $29.0 million at September 30, 2015. The increase in stockholders’ equity resulted, primarily, from the retention of net income of $4,463,000, partially offset by payments of $412,000 in cash dividends and the purchase of $381,000 in treasury stock.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2015 and 2014

General. Net income increased by $2,902,000 and $3,598,000, or 560.2% and 416.0% for the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014 due, primarily, to the bargain purchase gain of $2,848,000 that resulted from the conversion/merger with St. James. See Note 11 in the accompanying financial statements for additional information. Diluted earnings per share increased by $3.99 and $4.92 for the three and nine months ended September 30, 2015, respectively, when compared to the three and nine months ended September 30, 2014. Net interest income increased by $398,000 and $699,000, or 20.4% and 11.7%, in the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014. When comparing the three and nine months ended September 30, 2015 to the same periods in 2014, the provision for loan loss decreased by $170,000 and $420,000, respectively, and noninterest income increased by $2,918,000 and $3,201,000, respectively. Increases in net interest income and noninterest income and the decrease in provision for loan loss were the primary reasons for the increase in earnings.

Interest Income. Interest income increased by $275,000 and $587,000, or 12.5% and 9.1%, for the three and nine months ended September 30, 2015 when compared to the three and nine months ended September 30, 2014. For the quarter ended September 30, 2015, interest income from both the loan and securities portfolios exceeded interest income from those portfolios for the same quarter in 2014. For the first nine months of 2015 an increase in interest income from loans receivable more than offset a decrease in interest income from investments. The changes in interest income from the loan portfolio and investment securities and other interest bearing deposits resulted, primarily, from changes in the average balances and yields on those interest earning assets. For the three months ended September 30, 2015, the average balance of loans receivable increased $19.6 million, or 11.3%, and the yield increased by eight basis points when compared to the same period in 2014. For the same period, average investments increased by $485,000, or 0.1%, and the yield increased by four basis points. For the nine months ended September 30, 2015 the average balance of loans receivable decreased $2.4 million, or 1.4%, and the yield increased by one basis point. Average investments decreased $5.2 million, or 8.5%, and the yield on investments increased by one basis point. As a result of the increase in loans as a percentage of earning assets, however, the yield on interest-earning assets increased by 13 basis points between the nine-month periods.

Interest Expense. Interest expense on deposits decreased by $23,000 and $212,000, or 15.5% and 37.7%, for the three and nine months, respectively ended September 30, 2015 when compared to the three and nine months ended September 30, 2014. These changes resulted from changes in the average balances and interest rates. Although average interest-bearing liabilities increased $17.9 million, or 8.3%, to $233.9 million for the three months ended September 30, 2015 compared to $216.0 million for the three months ended September 30, 2014, the average cost of interest-bearing liabilities decreased 6 basis points to 0.21% for the three months ended September 30, 2015 compared to 0.27% for the three months ended September 30, 2014. Although average interest-bearing liabilities increased $9.8 million to $225.5 million for the nine months ended September 30, 2015, compared to $215.7 million for the nine months ended September 30, 2014, the average cost of interest-bearing liabilities decreased 7 basis points to 0.21% for the nine months ended September 30, 2015 from 0.28% for the nine months ended September 30, 2014, reflecting the continued low interest rate environment.

Net Interest Income. Net interest income increased by $398,000 and $699,000, or 20.4% and 11.7%, for the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014, due to the changes in interest income and interest expense described above. For the three months ended September 30, 2015, the interest rate spread increased by 20 basis points to 3.74% compared to 3.54% for the three months ended September 30, 2014 as a result of a 14 basis point increase in the average yield of interest-bearing assets to 3.95% for the three months ended September 30, 2015 from 3.81% for the three months ended September 30, 2014 and a six basis point decrease in the average cost on interest-bearing liabilities to 0.21% for the three months ended September 30, 2015 from 0.27% for the three months ended September 30, 2014. The Company’s net interest margin improved 19 basis points to 3.75% for the three months ended September 30, 2015 compared to 3.56% for the three months ended September 30, 2014. The Company’s interest rate spread increased by 20 basis points to 3.67% for the nine months ended September 30, 2015, compared to 3.47% for the nine months ended September 30, 2014 as the result of a 13 basis point increase in the average yield on interest-earning assets to 3.88% in the nine months ended September 30, 2015 from 3.75% in the nine months ended September 30, 2014 and a 7 basis point decrease in the average cost of interest-bearing liabilities to 0.21% in the nine months ended September 30, 2015 from 0.28% in the nine months ended September 30, 2014. The Company’s net interest margin improved 21 basis points to 3.69% for the nine months ended September 30, 2015 compared to 3.48% for the nine months ended September 30, 2014.

Provision for Loan Losses. The provision for loan loss decreased by $170,000 and $420,000 for the three and nine months ended September 30, 2015 when compared to the same periods in 2014. The provision reflects management’s monitoring of the allowance for loan losses in relation to the size and quality of the loan portfolio and adjusts the provision for loan losses to adequately provide for loan losses. Due to changes in economic conditions and changes in the composition of the loan portfolio, it is possible that the provision for loan losses may increase in future periods.

Noninterest Income. Noninterest income increased by $2,948,000 and $3,140,000 for the three and nine months ended September 30, 2015 when compared to the same periods in 2014 due, primarily, to the bargain purchase gain of $2,848,000 that resulted from the conversion/merger with St. James. See Note 11 in the accompanying financial statements for additional information. Increases in the gain on sale of loans held for sale also contributed to the increase in noninterest income. During the first nine months of 2015, a higher volume of loans were originated and sold to the secondary market than during the first nine months of 2014.

Noninterest Expense. Noninterest expense increased by $258,000 and decreased by $11,000, or 11.4% and 0.2%, for the three and nine months ended September 30, 2015 when compared to the three and nine months ended September 30, 2014 due, primarily, to increases in expenses related to other real estate owned during the three-month period and decreases in compensation and benefits and other expenses during the nine month period.

Income Tax Expense. Income tax expense increased by $256,000 and $672,000, or 278.3% and 208.0%, for the three months and nine months ended September 30, 2015 when compared to the same periods in 2014 due to the increase in income before income taxes. Income tax expense as a percent of income before taxes was 9.2% and 15.1% for the three months ended September 30, 2015 and 2014, respectively, and 18.2% and 27.2% for the nine months ended September 30, 2015 and 2014, respectively. The difference in income tax as percentage of income before taxes is due, primarily, to the non-taxable nature of the bargain purchase gain that was realized in the third quarter of 2015.

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

	Nine Months Ended September 30,
	2015				2014
	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
	(Dollars in thousands)
Interest earning assets:
Loans receivable (1)	$186,436		$6,530	4.67%	$168,853		$5,903	4.66%
Investments (2)	55,467		508	1.22%	60,652		548	1.21%
Total interest-earning assets	241,903		7,038	3.88%	229,505		6,451	3.75%
Non interest-earning assets	15,869				16,519
Total assets	$257,772				$246,024

Interest-bearing liabilities:
Savings, NOW and money market accounts (3)	$159,846		$54	0.05%	$141,616		$48	0.04%
Certificates of deposit	65,638		296	0.60%	74,056		414	0.75%
Total interest-bearing liabilities	225,484		350	0.21%	215,672		462	0.28%

Non interest-bearing liabilities	4,321				3,965
Total liabilities	206,071				219,637
Equity (4)	27,967				26,387
Total liabilities and equity	$230,917				$246,024
Net interest income			$6,688				$5,989
Interest rate spread (5)				3.67%				3.47%
Net interest margin (6)				3.69%				3.48%
Ratio of average interest earning assets to average interest bearing liabilities	1.07	X			1.06	X

(1)	Average balances include non-accrual loans and loans held for sale.
(2)	Includes interest-bearing deposits in other financial institutions.
(3)	Includes $4,957,000 and $5,288,000 in non-interest-bearing deposits for the nine months ended September 30, 2015 and 2014, respectively.
(4)	Consists of stockholders’ equity and mezzanine equity.
(5)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

	Three Months Ended September 30,
	2015				2014
	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
	(Dollars in thousands)
Interest earning assets:
Loans receivable (1)	$193,189		$2,293	4.75%	$173,575		$2,026	4.67%
Investments (2)	58,076		185	1.27%	57,591		177	1.23%
Total interest-earning assets	251,265		2,478	3.95%	231,166		2,203	3.81%
Non interest-earning assets	16,702				15,225
Total assets	$267,967				$246,391

Interest-bearing liabilities:
Savings, NOW and money market accounts (3)	$167,012		$20	0.05%	$143,539		$16	0.05%
Certificates of deposit	66,926		105	0.63%	72,499		132	0.73%
Total interest-bearing liabilities	233,938		125	0.21%	216,038		148	0.27%

Non interest-bearing liabilities	4,557				3,850
Total liabilities	238,495				219,888
Equity (4)	29,472				26,503
Total liabilities and equity	$264,912				$246,391
Net interest income			$2,353				$2,055
Interest rate spread (5)				3.74%				3.54%
Net interest margin (6)				3.75%				3.56%
Ratio of average interest earning assets to average interest bearing liabilities	1.07	X			1.07	X

(1)	Average balances include non-accrual loans and loans held for sale.
(2)	Includes interest-bearing deposits in other financial institutions.
(3)	Includes $5,880,000 and $4,091,000 in non-interest-bearing deposits for the three months ended September 30, 2015 and 2014, respectively.
(4)	Consists of stockholders’ equity and mezzanine equity.
(5)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

The Bank’s most liquid asset is cash, including investments in interest bearing accounts at the United Bankers Bank and the FHLB of Des Moines that have no withdrawal restrictions. The levels of these assets are dependent on the Bank’s operating, financing and investing activities during any given period. At September 30, 2015, the Bank’s noninterest bearing cash was $4.5 million. In addition, at September 30, 2015, the Bank had $10.3 million and $10.6 million invested in interest bearing accounts at the United Bankers Bank and the FHLB of Des Moines, respectively.

At September 30, 2015, the Bank had no outstanding advances from the FHLB of Des Moines. At September 30, 2015, the Bank had the ability to borrow up to $67.8 million based upon the pledged collateral. The Bank has the option of pledging additional collateral which will increase the amount available to borrow.

The Bank is required to maintain specified amounts of capital. The capital standards generally require the maintenance of regulatory capital sufficient to meet a common equity Tier 1 requirement, a leverage capital requirement and a risk-based capital requirement. At September 30, 2015, the Bank’s Tier 1 leverage capital totaled $28.2 million, or 10.37% of adjusted total assets, which substantially exceeded the 4.0% Tier 1 leverage capital requirement at that date by $17.3 million, or 6.87% of adjusted total assets. The Bank’s common equity Tier 1 and total risk-based capital totaled $28.2 million, and $30.4 million at September 30, 2015 or 11.37%, and 12.24% of risk-weighted assets, respectively, which exceeded the current requirements of 4.5% and 8.0% of risk-weighted assets by $17.0 million and $10.5 million or 6.37% and 4.24% of risk-weighted assets, respectively. The Bank will be subject to higher capital requirements in the future as capital conservation buffer rules become fully effective from 2016 through 2019.

The reconciliation of the equity of Wells Federal Bank to each major category of regulatory capital is as follows:

	At September 30,	At December 31,
	2015	2014
	(In thousands)

Equity under generally accepted accounting principles	$28,516	$25,662
Unrealized (gains) losses on available for sale securities	(170)	(93)
Disallowed intangible assets	(125)	-
Disallowed servicing assets	-	(189)
Tier 1 capital	28,221	25,380
Allowance for loan losses included in Tier 2 capital	2,125	2,158
Unrealized gains on available for sale equity securities	38	28
Total risk-based capital	$30,384	$27,566

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

Loans acquired in business combination. Loans acquired as part of the conversion/merger with St. James were recognized at fair value as of the acquisition date. The fair value was estimated by performing a discounted cash flow analysis. The valuation was performed at the loan level on real estate loans and at the cohort level for all other loan types, and is based on the objective attributes of the loans in the portfolio and current statistical performance variables used in the market place. The analysis was based on the contractually specified amounts of principal and interest to be received modified by our estimates of prepayment, default and loss severity to be experienced prospectively.

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

ITEM 1A. RISK FACTORS

Not applicable as the Company is a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities. Not applicable.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number Of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 through 31, 2015	3,280	$30.25	-	-
August 1 through 31, 2015	4,768	$24.50	-	-
September 1 through 30, 2015	-	-	-	-
Total	8,048	$26.84	-	-

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

WELLS FINANCIAL CORP.

Date: November 16, 2015	/s/ James D. Moll
James D. Moll
President and Chief Executive Officer
Treasurer and Chief Financial Officer
(Duly Authorized Officer and Principal Executive and Financial Officer)

