Form 10-K
period 2015-12-31
WELLS FINANCIAL CORP
filed 2016-03-21
CIK 934739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015 or

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

Registrant’s telephone number, including area code: (507) 553-3151

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☒ NO ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock as quoted on the OTCQB Marketplace on June 30, 2015, was approximately $17.9 million.

As of March 1, 2016 there were 794,253 shares outstanding of the Registrant’s common stock.

WELLS FINANCIAL CORP.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 30, 2015

i

PART I

Forward-Looking Statements

Wells Financial Corp. (the “Company”) may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; market volatility; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1. Business

Wells Financial Corp. is a bank holding company that was incorporated in December 1994 under the laws of the State of Minnesota for the purpose of acquiring all of the issued and outstanding common stock of Wells Federal Bank (the “Bank”). This acquisition occurred in April 1995 at the time the Bank simultaneously converted from a mutual to a stock institution, and sold all of its outstanding capital stock to the Company and the Company made its initial public offering of common stock.

The primary activity of the Company is directing and planning the activities of the Bank, the Company’s primary asset. At December 31, 2015, the remainder of the assets of the Company were maintained in deposits in non-interest bearing accounts at the Bank. The Company engages in no other significant activities. As a result, references to the Company or Wells generally refer to the Bank, unless the context otherwise indicates. In the discussion of regulation, except for the discussion of the regulation of the Company, all regulations apply to the Bank rather than the Company.

The Bank converted from a federally chartered savings bank to a Minnesota state chartered commercial bank in 2012. The Bank is headquartered in Wells, Minnesota. The Bank has nine full service offices located in Faribault, Blue Earth, Martin, Nicollet, Freeborn, Steele and Watonwan Counties, Minnesota. The Bank was founded in 1934 and its deposits are insured to applicable limits by the FDIC. The Bank is a member of the Federal Home Loan Bank (“FHLB”) System. The Bank is a community-oriented, full service retail commercial bank. The Bank attracts deposits from the general public and uses such deposits to invest in residential lending on owner-occupied and non-owner occupied properties, agricultural real estate and operating loans, home equity and other consumer loans, commercial real estate and commercial construction and operating loans. Cash in excess of amounts needed for lending operations is used to purchase investment securities and to maintain required liquidity. The Bank has one subsidiary, Wells Insurance Agency, Inc. (WIA). WIA is a full service insurance agency that sells property, casualty, life and health insurance.

Effective July 16, 2015, the Company completed its previously reported acquisition of St. James Federal Savings and Loan Association, St. James, Minnesota (St. James), in a conversion merger transaction. As a result of the conversion merger transaction, St. James converted from a mutual to stock institution and merged with and into the Bank, with the Bank as the surviving institution. The Company acquired 100% of the voting shares of St. James. The Company issued and sold 78,736 shares of common stock at a price of $27.36 per share, which reflected a 5% discount on the 30-day average price as prescribed in the merger agreement. The shares were offered to depositor and borrower members of St. James in a subscription offering and to stockholders of the Company and members of the general public in a community offering. The Company’s ESOP acquired 8%, or 6,299 shares, of the newly issued shares using funds borrowed from the Company. Gross offering proceeds totaled approximately $2.2 million including $172,000 purchased by the Company’s ESOP. As a result of the stock offering, the Company had 814,758 shares of common stock outstanding as of the close of business on July 16, 2015. St. James’ sole office, located in St. James, Minnesota, has become a branch office of the Bank. The Company’s primary reasons for the acquisition are to provide for asset growth, improve capital and competitive positions, and increase the limit on loans to one borrower.

As of December 31, 2015, the Company had total assets of $274.8 million, total deposits of $240.0 million, and stockholders’ equity of $28.4 million or 10.35% of total assets. The only subsidiary of the Company is the Bank.

Market Area and Competition

Our primary market area consists of Faribault, Blue Earth, Martin, Nicollet, Steele, Freeborn and Watonwan Counties, Minnesota. Located southwest of Minneapolis, this area is primarily rural and contains approximately 50 communities ranging in population size from 200 to 40,000. The primary lending concentration is in the Mankato/North Mankato and Owatonna areas. These areas have a relatively large population base. We have an office in the Mankato and Owatonna areas. Historically, the economy in our market area has been dependent on agriculture and agriculture related industries. Economic growth in our market area remains dependent upon the local economy. In addition, our deposit and loan activity is significantly affected by economic conditions in our market area including the agriculture industry.

The competition for deposit products includes banks ranging in size from larger, Minneapolis-based regional banks with branches in our market area to local independent community banks. Deposit competition also includes a number of insurance products sold by local agents and investment products sold by local and regional sales people.

Loan competition varies depending upon market conditions. Loan competition includes branches of large Minneapolis-based commercial banks and thrifts, credit unions, mortgage bankers with local sales staff and local banks. We believe that we are one of the few area lenders that has consistently offered a variety of loans throughout all types of economic conditions.

We have traditionally maintained a leadership position in mortgage loan volume and market share throughout our service area by virtue of our local presence. We believe that we have been able to effectively market our larger variety of loan and other financial products and services when compared to other local-based institutions and our customer service when compared to branches of larger institutions based outside of our market area.

Lending Activities

General. Historically, the Bank’s lending strategy was focused on the origination of traditional one-to-four family mortgage loans primarily secured by owner-occupied and non-owner-occupied single- family residences and, to a lesser extent, home equity, home improvement, second mortgage, agricultural real estate and agricultural operating loans in the Bank’s primary market area. As a method to reduce interest rate risk, the Bank has modified the composition of its loan portfolio in an effort to decrease the emphasis on mortgage loans on owner-occupied and non-owner-occupied single-family residences and increase the emphasis on agricultural real estate and operating loans, consumer loans, commercial real estate and commercial construction and operating loans. Subject to market conditions, the Bank plans to continue to expand its commercial and agricultural real estate and operating lending.

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	At December 31,
	2015		2014		2013		2012		2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

Real estate loans:
Residential	$60,161	30.1%	$56,674	30.7%	$54,370	32.5%	$47,909	29.9%	$47,957	27.6%
Commercial	32,935	16.5	30,653	16.6	28,537	17.0	30,121	18.8	34,388	19.9
Agricultural	39,271	19.7	38,128	20.7	33,854	20.2	28,410	17.8	31,153	18.0
Commercial Construction	2,264	1.1	4,035	2.2	548	0.3	200	0.1	116	0.1
Residential Construction	1,370	0.7	940	0.5	2,130	1.3	1,436	0.9	1,228	0.7
Total real estate loans	136,001	68.1%	130,430	70.7%	119,439	71.3%	108,076	67.5%	114,842	66.3%

Commercial and consumer loans:
Home equity, home improvement and second mortgages	32,645	16.3	32,741	17.7	32,036	19.1	35,586	22.3	36,221	20.8
Commercial operating and term	9,322	4.7	5,718	3.1	3,494	2.1	2,929	1.8	3,949	2.3
Agricultural operating and term	12,867	6.4	7,714	4.2	4,753	2.8	5,461	3.4	5,635	3.3
Vehicle	2,622	1.3	1,671	0.9	1,542	0.9	1,833	1.2	2,165	1.3
Consumer	6,328	3.2	6,279	3.4	6,268	3.9	6,086	3.8	10,367	6.0
Total commercial and consumer loans	63,784	31.9	54,123	29.3	48,093	28.8	51,895	32.5	58,337	33.7
Total loans	199,785	100.0%	184,553	100.0%	167,532	100.0%	159,971	100.0%	173,179	100.0%

Less:
Net deferred loan origination fees	(202)		(345)		(407)		(332)		(363)
Allowance for loan losses	(1,988)		(2,158)		(1,724)		(1,738)		(2,800)
Total loans, net	$197,595		$182,050		$165,401		$157,901		$170,016

Loan Portfolio Maturities. The following table sets forth the maturity of the Company’s commercial and agricultural operating and term and construction loan portfolio at December 31, 2015. All mortgage loans are shown as maturing based on contractual maturities.

	At December 31, 2015
	Commercial	Agricultural	Commercial Construction	Residential Construction

Amounts Due:
Within 1 Year	$2,358	$10,880	$2,264	$1,370

After 1 year:
1 to 5 years	5,903	1,666	-	-
After 5 years	1,061	321	-	-
Total due after one year	6,964	1,987	-	-
Total	$9,322	$12,867	$2,264	$1,370

The following table sets forth the dollar amount of commercial and agricultural operating and term and construction loans at December 31, 2015 due after December 31, 2016, which have fixed interest rates and which have floating or adjustable interest rates. This table does not include loans held for sale.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)

Commercial	$6,387	$577	$6,964
Agricultural	1,795	192	1,987
Commercial Construction	-	-	-
Residential Construction	-	-	-
Total	$8,182	$769	$8,951

Residential Loans. The Company originates single family residential mortgage loans secured by property in the Company’s primary market area. Due to low interest rates on fixed rate residential mortgage loans over the past several years, the Company has sold the majority of these loans to the secondary market. As a source of noninterest income and to maintain its customer base the Bank retains the servicing on the majority of the loans sold to the secondary market.

Loan originations are generally obtained from existing customers, members of the local community, correspondent banks, and referrals from realtors within the Company’s lending area. Mortgage loans originated and held by the Company in its portfolio include due-on-sale clauses which provide the Company with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Company’s consent.

The Company primarily originates fixed rate mortgage loans with 15-30 year terms. The Company offers various loan programs, including low documentation loans for loans with lower loan-to-value ratios and other loan programs. Interest rates charged on mortgage loans are competitively priced based on market conditions. Throughout the year, origination fees for loans were generally 1% of the loan amount. The Company’s standard underwriting guidelines for fixed-rate mortgage loans conform to FreddieMac guidelines and the loans are generally sold in the secondary market to private investors.

At December 31, 2015, the Company was servicing approximately $317.0 million of loans for others, primarily long term fixed rate loans sold to FreddieMac, FNMA and the Federal Home Loan Bank MPF Program. Generally, the Company retains all servicing on loans sold to the secondary market. Except for document deficiencies that may occur during origination that may require a repurchase by the Company, loans are sold without recourse.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) prohibits lenders from making residential mortgages unless the lender makes a reasonable and good faith determination that the borrower has a reasonable ability to repay the mortgage loan according to its terms. A borrower may recover statutory damages equal to all finance charges and fees paid within three years of a violation of the ability-to-repay rule and may raise a violation as a defense to foreclosure at any time. As authorized by the Dodd-Frank Act, the Consumer Financial Protection Bureau (“CFPB”) has adopted regulations defining “qualified mortgages” that would be presumed to comply with the Dodd-Frank Act’s ability-to-repay rules. Under the CFPB regulations, qualified mortgages originated by large creditors must satisfy the following criteria: (i) no negative amortization, interest-only payments, balloon payments, or a term greater than 30 years; (ii) no points or fees in excess of mandated levels; (iii) borrower’s income and assets are verified and documented; and (iv) the borrower’s debt-to-income ratio generally may not exceed 43%. Qualified mortgages are conclusively presumed to comply with the ability-to-pay rule unless the mortgage is a “higher cost” mortgage, in which case the presumption is rebuttable.

During 2015, the Company originated fewer than 2,000 first lien and closed-end second lien residential mortgages and had assets below $2 billion, so it is currently classified as a small creditor. As a small creditor primarily serving rural areas, the Company is eligible to originate small creditor qualified mortgages and balloon-payment qualified mortgages. The borrower’s debt-to-income ratio must be considered, however, the 43% debt-to-income limit does not apply. All mortgage loans are subject to ability-to-repay (ATR) requirements. Mortgage loans to borrowers who cannot demonstrate the ATR cannot be approved. Therefore, all approved mortgage loans are currently classified as qualified mortgages.

Consumer Loans. The Company offers home equity, home improvement and second mortgage loans on one- to four-family residences. Such loans are only made on owner-occupied one- to four-family residences and are subject to a 85% combined loan-to-value ratio. The Company services the majority of the underlying first mortgages on these loans. The underwriting standards for home equity, home improvement and second mortgage loans are similar to the Company’s standards applicable to one- to four-family residential loans. At December 31, 2015, home equity, home improvement and second mortgage loans totaled $32.6 million, or 16.3% of our total loan portfolio. To a lesser extent, the Company makes loans secured by vehicles and by savings accounts held with the Company. Loans secured by vehicles totaled $2.6 million, or 1.3% of the loan portfolio at December 31, 2015.

The Company originates consumer loans in order to provide a wide range of financial services to its customers and because the shorter terms and normally higher interest rates on such loans help maintain a profitable spread between its average loan yield and its cost of funds. Consumer loans, however, tend to have a higher risk of default than residential mortgage loans. Based on the Company’s experience, a borrower faced with either paying a mortgage loan to avoid foreclosure on the borrower’s home or defaulting on a consumer loan will continue paying the mortgage loan. At December 31, 2015, the Company had $101,000 in consumer loans that were more than 90 days delinquent.

Commercial and Agricultural Real Estate Loans. In order to enhance yields on its assets, the Company originates loans secured by commercial and agricultural real estate. Approximately 16.5% and 19.7% of our loan portfolio is secured by commercial and agricultural real estate, respectively. Of the $39.3 million of agricultural real estate loans as of December 31, 2015, $33.0 million were originated directly by the Company and $6.3 million were purchased participations originated by commercial banks in southern Minnesota. At December 31, 2015, loans secured by farm real estate were originated in amounts up to the lesser of 65% of the appraised value of the property or $3,500 per tillable acre. These loans are evaluated on a cash flow basis in addition to an asset value basis. At December 31, 2015, our largest agricultural real estate loan had a principal balance of $2.5 million and was performing in accordance with its repayment terms. Loans secured by commercial real estate are generally originated in amounts up to 80% of the appraised value of the property. At December 31, 2015, the Company’s largest commercial real estate loan consisted of a $3.5 million performing commercial real estate loan. As part of its underwriting, the Company requires that borrowers qualify for a commercial loan at the fully indexed interest rate rather than at the origination interest rate.

Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. For loans secured by agricultural real estate, repayment is dependent, primarily, on the successful operation or management of the farm property securing the loan. The success of the farming operation may be affected by any number of factors outside the control of the farm borrower, including weather conditions, recent changes in government support programs, grain and livestock prices, and the uncertainty of government programs and other regulations. While the scheduled repayments of farm real estate loans depends on the successful operation of the farm, the Company underwrites these loans to be collateral dependent with a maximum loan-to-value ratio of 65%. At December 31, 2015, the outstanding balance on the Company’s largest agricultural real estate loan was $2.5 million. At December 31, 2015, the outstanding balance of the Company’s largest commercial real estate loans not secured by agricultural real estate ranged from $1.0 million to $3.5 million.

At December 31, 2015, $39.3 million, or 19.7% of our total loan portfolio, consisted of agricultural real estate loans which are loans to finance the acquisition, development or refinancing of agricultural real estate.  We consider a number of factors in originating agricultural real estate loans.  We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the agricultural property securing the loan.  When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions.  In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service).

At this time, we offer fixed-rate agricultural real estate loans. We originate agricultural real estate loans in our primary lending area so that the loan to value ratio does not exceed 65% or $3,500 per tillable acre, whichever is less. Generally, our agricultural real estate loans amortize over periods not in excess of thirty years. In recent years, with the substantial increases in the price of the agricultural real estate in our market area, consistent with our conservative underwriting practices, the loan-to-value ratio on the majority of our agricultural real estate loans has not exceeded 50%.

We also originate agricultural real estate loans directly and through programs sponsored by the Farm Service Agency, an agency of the United States Department of Agriculture (“FSA”), which provides a partial guarantee on loans underwritten to FSA standards.

Agricultural real estate lending affords the Bank the opportunity to earn yields higher than those obtainable on one- to four-family residential lending. Nevertheless, agricultural real estate lending involves a greater degree of risk than one- to four-family residential real estate loans because of the typically larger loan amount. In addition, payments on agricultural real estate loans are dependent on the successful operation or management of the farm property securing the loan. The success of the loan may also be affected by many factors outside the control of the borrower.

Additionally, on a limited basis, the Bank also provides financing for part-time farmers and their primary residences. These loans are for customers who derive the majority of their income from non-farming related sources but do derive a portion of their income from the property they are financing.

Weather presents one of the greatest risks to agricultural real estate lending as hail, drought, floods, or other conditions, can severely limit crop yields and thus impair loan repayments and the value of the underlying collateral. This risk can be reduced by the farmer with a variety of insurance coverages which can help to ensure loan repayment. For instance, farmers are able to obtain multi-peril crop insurance coverage through a program partially subsidized by the Federal government.  Grain and livestock prices also present a risk as prices may decline prior to sale resulting in a failure to cover production costs. These risks may be reduced by the farmer with the use of futures contracts or options to mitigate price risk. Another risk is the uncertainty of government programs and other regulations. During periods of low commodity prices, the income from government programs can be a significant source of cash to make loan payments and if these programs are discontinued or significantly changed, cash flow problems or defaults could result. Finally, many farms are dependent on a limited number of key individuals upon whose injury or death may result in an inability to successfully operate the farm.

Commercial and Agricultural Operating and Term Loans. Commercial operating and term loans are generally secured by equipment, inventory, commercial real estate and receivables. Agricultural operating and term loans are primarily secured by farm equipment, livestock, crops and farm real estate. At December 31, 2015, commercial and agricultural operating and term loans totaled $22.2 million, or 11.1% of our total loan portfolio. Commercial and agricultural operating and term loans generally involve a greater degree of risk than residential mortgage loans. This increased credit risk is a result of several factors, including the effects of general economic conditions and the increased difficulty of evaluating and monitoring these types of loans.

Construction Loans. Construction loans, with a maximum loan-to-value ratio of 80%, are made on commercial real estate projects. These loans generally have a term of approximately one year and a fixed interest rate. Construction loans are also made on single family residential property to the individuals who are the owners and occupants upon completion of construction. These loans are generally made for a term of six months with a maximum loan-to-value ratio of 80%, after which the loan is rewritten to a permanent loan and, generally, sold to the secondary market. At December 31, 2015, commercial and residential construction loans totaled $3.6 million, or 1.8% of our total loan portfolio.

The Company does not originate many speculative loans to builders and limits the loan-to-value ratio to 70% with a maximum loan term of 18 months. In underwriting such loans, the Company takes into consideration the number of units that the builder has on a speculative basis that remain unsold.

Construction lending is generally considered to involve a higher degree of credit risk than long-term financing of residential properties. The Company’s risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, the Company may be compelled to advance additional funds to complete the development. Furthermore, if the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a property with a value that is insufficient to assure full repayment. For the small number of speculative loans originated to builders, the ability of the builder to sell completed dwelling units will depend, among other things, on demand, pricing, and availability of comparable properties and economic conditions.

In some instances for all loan types, it may be appropriate to originate or purchase loans that are exceptions to the guidelines and limits established within the lending policy described above and below. In general, exceptions to the lending policy do not significantly deviate from the guidelines and limits established within the lending policy and, if there are exceptions, they are clearly noted as such and specifically identified in loan approval documents.

Loans to One Borrower. Under Minnesota law, loans-to-one borrower are limited in an amount equal to 20% of the Bank’s capital stock and surplus accounts. Capital stock and surplus accounts are narrowly defined and does not include undivided profits. An additional 25% of capital, as defined above, over and above the basic limit can be loaned to one borrower if the 25% is secured by obligations of the United States or guaranteed by the United States having a market value of at least 10% in excess of the amount loaned. An additional 25% of capital and surplus, as defined above, can be loaned if secured by first real estate mortgages on improved property in Minnesota or adjacent states where the loan to value ratio is not more than 50%. The Company’s maximum loan-to-one borrower limit under the basic lending limit was approximately $3.0 million as of December 31, 2015 and the Company was in compliance with its lending limit at that date.

Loan Delinquencies. The Company’s collection procedures provide that when a mortgage loan is 15 days past due, a notice of nonpayment is sent. If payment is still delinquent after 30 days past due the customer will receive a letter and/or telephone call and may receive a visit from a representative of the Company. If the delinquency continues, similar subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status for 60 days past due and no repayment plan is in effect, a notice of right to cure default is mailed to the customer giving 30 additional days to bring the account current before foreclosure is commenced. The loan committee meets regularly to determine when foreclosure proceedings should be initiated and the customer is notified when foreclosure has been commenced.

Loans are reviewed on a monthly basis and are generally placed on a non-accrual status when a mortgage loan or a non-mortgage loan becomes 90 days delinquent and, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

Non-accrual loans fluctuate over time due to a variety of factors. The Company’s experience has been that these fluctuations are normal and are not dependent on any one factor over time.

The following table sets forth information regarding non-accrual loans, real estate owned, and certain other repossessed assets and loans.

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Residential real estate	$1,502	$687	$737	$1,626	$567
Commercial real estate	—	—	—	2,284	1,515
Agricultural real estate	387	—	397	—	—
Commercial construction real estate	—	—	—	—	—
Residential construction real estate	—	—	—	—	—
Home equity, home improvement and second mortgages	77	255	93	76	214
Commercial operating and term	71	67	73	33	138
Agricultural operating and term	—	—	—	—	—
Vehicle	16	—	—	2	20
Consumer	8	1	—	—	41
Total (1)	2,061	1,010	1,300	4,021	2,495

Accruing loans which are contractually past due 90 days or more:
Residential real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Agricultural real estate	—	—	—	—	—
Commercial construction real estate	—	—	—	—	—
Residential construction real estate	—	—	—	—	—
Home equity, home improvement and second mortgages	—	—	—	—	—
Commercial operating and term	—	—	—	—	—
Agricultural operating and term	—	—	—	—	—
Vehicle	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$—	$—	$—	$—	$—
Total non-accrual and accruing loans past due 90 days or more	$2,061	$1,010	$1,300	$4,021	$2,495
Foreclosed real estate	$1,632	$3,656	$4,340	$3,601	$4,501
Other nonperforming assets	$—	$—	$—	$—	$—
Total nonperforming assets	$3,693	$4,666	$5,640	$7,622	$6,996
Total non-accrual and accruing loans past due 90 days or more to net loans	1.04%	0.55%	0.78%	2.55%	1.47%
Total non-accrual and accruing loans past due 90 days or more to total assets	0.75%	0.40%	0.53%	1.65%	1.04%
Total non-performing assets to total assets	1.34%	1.85%	2.31%	3.12%	2.92%

(1)	Includes $937,000, $537,000, $100,000, $2,591,000 and $1,092,000 in troubled debt restructurings at December 31, 2015, 2014, 2013, 2012 and 2011, respectively. At those dates, the Company had $2,367,000, $3,212,000, $4,243,000, $4,897,000 and $9,321,000, respectively, in troubled debt restructurings that were not on non-accrual.

At December 31, 2015, non-accrual loans secured by one- to four-family residences consisted of 16 loans totaling $1,579,000. Management estimates that the market value of the collateral on these loans exceeds the remaining principal balance on each of these loans. Non-accrual loans on all other mortgage loans and on non-mortgage commercial loans consist of three loans totaling $458,000. Consumer loans that are in non-accrual status consist of five loans totaling $24,000.

Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was immaterial for the year ended December 31, 2015. Amounts included in the Company’s interest income on non-accrual loans for the year ended December 31, 2015 were likewise immaterial.

As of December 31, 2015, there were no loans not disclosed in the tables above, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Classified Assets. FDIC policies provide for a classification system for problem assets of insured institutions which covers all problem assets. Under this classification system, problem assets of insured institutions are classified as “substandard,” “doubtful,” or “loss.” An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets classified as loss are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated “special mention” because of potential weakness that do not currently warrant classification in one of the aforementioned categories.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

The following table provides further information about the Company’s problem assets as of the following dates. Repossessed property is included as substandard assets.

	At December 31,
	2015	2014	2013
	(In thousands)

Substandard	$3,101	$4,596	$5,962
Doubtful	—	—	—
Loss	—	—	—
Total	$3,101	$4,596	$5,962

Allowance for Loan Losses. It is management’s policy to provide for losses on unidentified loans in its loan portfolio. A provision for loan losses is charged to operations based on management’s evaluation of the potential losses that may be incurred in the Company’s loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current economic conditions.

Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

The following table compares the changes in the outstanding principal balance and the associated allowance for loan losses at December 31, 2015 and 2014 by loan type. Dollars are in thousands.

	Change in	Change in	Allowance as a Percent
	Principal	Allowance for	of Principal Balance
	Balance	Loan Losses	2015	2014	Change
Loans individually evaluated for impairment	$(908)	$(133)	13.91%	14.07%	(0.16)%
Loans collectively evaluated for impairment	16,140	(37)	0.79%	0.88%	(0.09)%
Total	$15,232	$(170)	1.00%	1.17%	(0.17)%

Loans individually evaluated for impairment decreased by $908,000 at December 31, 2015 when compared to December 31, 2014, and management’s analysis of the cash flows and value of the underlying collateral on these loans resulted in a decrease in the allowance for loan loss for this segment of the portfolio. Loans collectively evaluated for impairment increased by $16.1 million when compared to December 31, 2014. The increase in loan volume was primarily in agricultural and commercial real estate and operating and term loans. Management’s analysis of the qualitative factors related to changes in the nature/volume of the loan portfolio resulted in a decrease of 9 basis points in these qualitative factors. The decrease of 9 basis points in the qualitative factors is the major factor in the decrease of the allowance for loan losses for loans collectively evaluated for impairment of $37,000.

Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Company’s allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio. The allocation of the allowance for loan losses is based on management’s evaluation of the loans in the respective portfolios; the Company does not attempt to manage the percentage of the allocation between loan categories. As part of management’s evaluation, for each loan category, the allowance is determined after examination of prior period experience but is adjusted for various factors such as delinquencies, expected charge-offs, recoveries, amount of classified assets, amount of non-accrual loans and any known local economic trends. As a result, the allocation of the allowance does not reflect relative levels of historic charge-offs between loan categories.

	At December 31,
	2015		2014		2013		2012		2011
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(Dollars in thousands)

At end of period allocated to:
Residential real estate	$457	30.1%	$545	30.7%	$433	32.5%	$437	29.9%	$873	27.6%
Commercial real estate	559	16.5	722	16.6	624	17.0	507	18.8	1,244	19.9
Agricultural real estate	198	19.7	155	20.7	130	20.2	153	17.8	55	18.0
Commercial construction real estate	12	1.1	12	2.2	2	0.3	1	0.1	1	0.1
Residential construction real estate	7	0.7	13	0.5	11	1.3	8	0.9	7	0.7
Home equity, home improvement and second mortgages	394	16.3	431	17.7	254	19.1	422	22.3	505	20.8
Commercial operating and term	201	4.7	109	3.1	87	2.1	29	1.8	17	2.3
Agricultural operating and term	59	6.4	31	4.2	18	2.8	29	3.4	10	3.3
Vehicle	26	1.3	28	0.9	30	0.9	41	1.2	18	1.3
Consumer	75	3.2	112	3.4	135	3.9	111	3.8	70	6.0
Total allowance	$1,988	100.0%	$2,158	100.0%	$1,724	100.0%	$1,738	100.0%	$2,800	100.0%

Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Company’s allowance for loan losses for the periods indicated:

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)

Total loans outstanding	$199,785	$184,553	$167,532	$159,971	$173,179
Average loans outstanding	188,984	172,011	158,393	165,825	176,995

Balance at beginning of period	$2,158	$1,724	$1,738	$2,800	$2,207
Provision for loan losses
Residential real estate	(88)	107	132	(284)	821
Commercial real estate	(163)	91	519	190	129
Agricultural real estate	43	25	(23)	98	39
Commercial construction real estate	—	10	1	—	(33)
Residential construction real estate	(6)	2	3	1	7
Home equity, home improvement and second mortgage	66	321	(56)	188	600
Commercial operating and term	251	23	76	37	(95)
Agricultural operating and term	28	13	(11)	19	(50)
Vehicle	(6)	(5)	(12)	42	3
Consumer	(55)	(67)	11	549	(11)
Total	70	520	640	840	1,410
Charge-offs:
Residential real estate	—	(6)	(140)	(152)	(77)
Commercial real estate	—	—	(468)	(930)	(304)
Agricultural real estate	—	—	—	—	—
Commercial construction real estate	—	—	—	—	—
Residential construction real estate	—	—	—	—	—
Home equity, home improvement and second mortgage	(125)	(183)	(160)	(272)	(416)
Commercial operating and term	(159)	(1)	(44)	(25	—
Agricultural operating and term	—	—	—	—	—
Vehicle	—	—	(3)	(32)	(8)
Consumer	(81)	(28)	(38)	(527)	(36)
Total	(365)	(218)	(853)	(1,938)	(841)
Recoveries:
Residential real estate	—	11	4	—	—
Commercial real estate	—	7	66	3	—
Agricultural real estate	—	—	—	—	—
Commercial construction real estate	—	—	—	—	—
Residential construction real estate	—	—	—	—	—
Home equity, home improvement and second mortgage	22	39	48	1	4
Commercial operating and term	—	—	26	—	—
Agricultural operating and term	—	—	—	—	—
Vehicle	4	3	4	13	5
Consumer	99	72	51	19	15
Total	125	132	199	36	24
Net loan charge-offs	$(240)	$(86)	$(654)	$(1,902)	$(817)
Balance at end of period	$1,988	$2,158	$1,724	$1,738	$2,800

Allowance for loan losses as a percent of total loans outstanding	1.00%	1.17%	1.03%	1.09%	1.62%
Net loans charged off as a percent of average loans outstanding	0.13%	0.05%	0.41%	1.15%	0.46%

Investment Activities

The Company is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The Company has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management’s judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management’s projections as to the short-term demand for funds to be used in the Company’s loan origination and other activities. At December 31, 2015, the Company had an investment portfolio of approximately $44.0 million, consisting primarily of U.S. government, corporate and agency obligations. To a lesser extent, the portfolio also includes FreddieMac stock, certificates of deposit and FHLB stock, as permitted by applicable regulations. The Company classifies its investments, including debt and equity securities, as available for sale. The Company will continue to seek high quality investments. The primary and secondary goals of the investment portfolio are safety of principal and rate of return, respectively.

Investment Portfolio. The following table sets forth the carrying value of the Company’s investments at the dates indicated. At December 31, 2015, the Company’s securities that were classified as available for sale had an unrealized net gain of $105,000. At December 31, 2015, the market value for the interest-bearing deposits shown below approximated their cost.

	At December 31,
	2015	2014	2013
	(Dollars in thousands)

Securities available for sale:
Residential mortgage-backed agencies	$20,142	$22,545	$31,042
SBA pools	2,574	1,832	2,112
Obligations of states and political subdivisions	11,642	9,698	8,214
Government-sponsored enterprise equity	92	102	201
Total securities available for sale	34,450	34,177	41,569
Certificates of deposit in other institutions at cost	9,543	4,181	3,695
Total investments	$43,993	$38,358	$45,264

Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Company’s investment securities portfolio at December 31, 2015.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Securities
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Fair
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value
	(Dollars in thousands)
Residential mortgage-backed agencies	$—	—%	$553	0.97%	$3,296	1.74%	$16,293	1.61%	$20,142	1.61%	$20,142
SBA pools	—	—%	507	1.38%	1,007	2.71%	1,060	0.83%	2,574	1.67%	2,574
Obligations of states and political subdivisions	1,622	2.07%	4,175	2.43%	4,295	3.38%	1,550	3.84%	11,642	2.90%	11,642
Government-sponsored enterprise equity	—	—%	—	—%	—	—%	—	—%	92	—%	92
Total securities available for sale	$1,622	2.07%	$5,235	2.17%	$8,598	2.63%	$18,903	1.80%	$34,450	2.05%	$34,450

Sources of Funds

General. Deposits are the major external source of the Company’s funds for lending and other investment purposes. The Company derives funds from amortization and prepayment of loans and, to a much lesser extent, maturities of investment securities, borrowings and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Company may also borrow from the FHLB of Des Moines and the United Bankers Bank as a source of funds.

Deposits. Consumer and commercial deposits are attracted principally from within the Company’s primary market area through the offering of a broad selection of deposit instruments including regular savings accounts, NOW accounts, and term certificate accounts. The Company also offers IRA and KEOGH accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors.

The interest rates paid by the Company on deposits can be set daily at the direction of senior management. Senior management determines the interest rate to offer the public on new and maturing accounts. Senior management obtains the interest rates being offered by other financial institutions within its market area. This data along with a report showing the dollar value of certificates of deposit maturing is reviewed and interest rates are determined.

The following table sets forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	At December 31,
	2015			2014			2013
	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate	Average Balance	Percent of Total Deposits	Weighted Average Nominal Rate
	(Dollars in thousands)
Demand deposits, noninterest-bearing	$18,482	8.07%	—%	$13,509	6.19%	—%	$14,163	6.54%	—%
NOW and money market accounts	99,201	43.31%	0.07%	90,454	41.45%	0.07%	83,300	38.48%	0.10%
Savings accounts	46,171	20.15%	0.05%	41,374	18.96%	0.05%	36,908	17.05%	0.07%
Certificates of deposit	65,213	28.47%	0.54%	72,900	33.40%	0.70%	82,105	37.93%	0.84%
	$229,067	100.00%	0.20%	$218,237	100.00%	0.27%	$216,476	100.00%	0.37%

The following table sets forth our deposit activities for the periods indicated.

	At or For the Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)

Beginning balance	$221,972	$214,370	$214,928
Deposits assumed	23,043	12,428	-
Net deposits (withdrawals) before interest credited	(5,515)	(5,354)	(1,260)
Interest credited	450	528	702
Net increase (decrease) in deposits	17,978	7,602	(558)
Ending balance	$239,950	$221,972	$214,370

As of December 31, 2015, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $15.2 million.

Non-interest bearing demand accounts constituted $21.1 million, or 8.8% of the Bank’s deposit portfolio at December 31, 2015. Money market accounts and NOW accounts constituted $106.0 million, or 44.2% of the Bank’s deposit portfolio at December 31, 2015. Regular savings accounts constituted $50.9 million, or 21.2% of the Bank’s deposit portfolio at December 31, 2015. Certificates of deposit constituted $62.0 million or 25.8% of the deposit portfolio, including $15.2 million of which had balances of $100,000 and over. As of December 31, 2015, the Bank had no brokered deposits.

Jumbo Certificate Accounts. The following table indicates, at December 31, 2015, the amount of and average rate paid on the Company’s certificates of deposit of $100,000 or more by time remaining until maturity.

Maturing Period	Amount	Rate
	(In thousands)
Three months or less	$3,106	0.22%
Over three through six months	2,299	0.44%
Over six through 12 months	3,210	0.44%
Over 12 months	6,628	0.92%
Total	$15,243

Borrowings. Deposits are the primary source of funds of the Company’s lending and investment activities and for its general business purposes. Through the Bank, the Company may obtain advances from the FHLB of Des Moines to supplement its supply of lendable funds. Advances from the FHLB of Des Moines are typically secured by a pledge of the Bank’s stock in the FHLB of Des Moines and a portion of the Company’s first mortgage loans and certain other assets. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 2015, the Company had no advances outstanding from the FHLB of Des Moines. At December 31, 2015, the maximum borrowing capacity from the FHLB of Des Moines was $75.0 million. Future use of advances depends on the rates on advances as compared to the rates on deposits.

Subsidiary Activity

The Company has one wholly-owned subsidiary, the Bank. The Bank has one wholly-owned subsidiary, known as Wells Insurance Agency, Inc. (“WIA”).

A Minnesota bank may invest up to 50% of its capital stock and paid in surplus in subsidiaries located in Minnesota engaged in any activity that a Minnesota bank may engage in (other than receiving deposits and paying checks); that a bank clerical service corporation may engage in or authorized under federal law for a national bank, bank holding company or a subsidiary of either. A clerical services corporation performs certain clerical, bookkeeping, accounting, statistical and similar functions for two or more banks.

WIA was incorporated under the laws of the State of Minnesota in 1976. WIA offers life, health, casualty, and business insurance on behalf of others and also offers fixed-rate annuities. The Bank’s investment in WIA totaled $306,000 at December 31, 2015.

Regulation of the Company

General. The Company, as a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”), is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) and by the Department of Commerce of the State of Minnesota (the “Department”).  The Company is required to file annually a report of its operations with, and is subject to examination by, the Federal Reserve Board and the Department. This regulation and oversight is generally intended to ensure that the Company limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of its subsidiary bank.

Under the BHCA, the Company must obtain the prior approval of the Federal Reserve Board before it may acquire control of another bank or bank holding company, merge or consolidate with another bank holding company, acquire all or substantially all of the assets of another bank or bank holding company, or acquire direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares.

Federal statutes impose restrictions on the ability of a bank holding company and its nonbank subsidiaries to obtain extensions of credit from its subsidiary bank, on the subsidiary bank’s investments in the stock or securities of the holding company, and on the subsidiary bank’s taking of the holding company’s stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are also prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services by the subsidiary bank.

Source of Strength Doctrine. As a matter of policy, which has been codified by the Dodd-Frank Act, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the policy of the Federal Reserve Board that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations, or both.

Non-Banking Activities. The business activities of the Company, as a bank holding company, are restricted by the BHCA. Under the BHCA and the Federal Reserve Board’s bank holding company regulations, the Company may only engage in, or acquire or control voting securities or assets of a company engaged in, (1) banking or managing or controlling banks and other subsidiaries authorized under the BHCA and (2) any BHCA activity the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. These include any incidental activities necessary to carry on those activities, as well as a lengthy list of activities that the Federal Reserve Board has determined to be so closely related to the business of banking as to be a proper incident thereto.

Regulatory Capital Requirements. The Federal Reserve Board has adopted capital adequacy standards pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve Board’s capital adequacy standards for bank holding companies are essentially the same as those imposed on the Bank by the Federal Deposit Insurance Corporation (“FDIC”). See “Regulation of the Bank-Regulatory Capital Requirements.”

The Federal Reserve Board, however, has adopted a policy statement (the “Small Bank Holding Company Policy Statement”) that exempts bank holding companies with less than $1.0 billion in consolidated assets that are not engaged in significant non-banking or off-balance sheet activities and that do not have a material amount of debt or equity securities registered with the SEC from its regulatory capital requirements. As long as their bank subsidiaries are well capitalized, such bank holding companies need only maintain a pro forma debt to equity ratio of less than 1.0 in order to pay dividends and repurchase stock and to be eligible for expedited treatment on applications.

Regulation of the Bank

General. As a Minnesota state-chartered, FDIC-insured commercial bank, the Bank is subject to extensive regulation and examination by the Department and by the FDIC, which insures its deposits to the maximum extent permitted by law. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders. This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC or the United States Congress, could have a material impact on the Company, the Bank and their operations.

Branching. Minnesota banks may establish detached facilities in the municipality where their main office is located within 5,000 feet of their main office, in a municipality where there is not a main office of another bank, or in a municipality with a population of at least 10,000. A detached facility may be established in a municipality with a population less than 10,000 if all the banks having a main office in that municipality consent in writing. Any bank within three miles of a proposed detached facility may object in writing to a proposed detached facility. A Minnesota bank may only operate a branch in another state if the branch is acquired by merger.

Federal Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC.  Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. The assessment base is the institution’s average consolidated assets less average tangible equity.  Insured banks with more than $1.0 billion in assets must calculate quarterly average assets based on daily balances while smaller banks and newly chartered banks may use weekly averages.  In the case of a merger, the average assets of the surviving bank for the quarter must include the average assets of the merged institution for the period in the quarter prior to the merger. Average assets are reduced by goodwill and other intangibles.  Average tangible equity equals Tier 1 capital. For institutions with more than $1.0 billion in assets, average tangible equity is calculated on a weekly basis while smaller institutions may use the quarter-end balance.  The base assessment rate for insured institutions in Risk Category I ranges between 5 to 9 basis points and for institutions in Risk Categories II, III, and IV, the base assessment rate is 14, 23 and 35 basis points, respectively.  An institution’s assessment rate may be reduced based on the amount of its outstanding unsecured long-term debt and for institutions in Risk Categories II, III and IV may be increased based on their brokered deposits. Under the revised insurance assessment regulation adopted by the FDIC in 2011, a schedule of substantially lower assessment rates for institutions with total assets of less than $10 billion will go into effect the quarter after the designated reserve ratio of the Deposit Insurance Fund reaches 1.15%, which the FDIC projects will be the first or second quarter of 2016.

The FDIC has proposed to amend its assessment regulations for banks with less than $10 billion in assets to replace the current risk categories with updated financial ratios that are designed to better predict the risk of failure of insured institutions. The proposed rules would not become effective until the designated reserve ratio of the Deposit Insurance Fund reaches 1.15% and would remain in effect until the designated reserve ratio reaches 2.0%. The proposed regulations would set a maximum rate that banks rated CAMELS 1 or 2 could be charged and a minimum rate that CAMELS 3, 4 and 5 banks could be charged. Under the proposal, the FDIC would use a bank’s weighted average CAMELS component ratings and the following financial measures to determine assessments: Tier 1 leverage ratio; ratio of non-performing loans to gross assets; ratio of net income before taxes to total assets; and REO to gross assets. In addition, assessments would take into consideration core deposits to total assets, one-year asset growth and a loan mix index. The loan mix index would measure the extent to which a bank’s total assets include higher risk loans. To calculate the loan mix index, each category of loan in the bank’s portfolio (other than credit card loans) would be divided by the bank’s total assets to determine the percentage of assets represented by that loan category. Each percentage would then be multiplied by that loan category’s historical weighted average industry-wide charge-off rate. The sum of these numbers would determine the loan mix index value for that bank. The FDIC proposal is intended to be revenue neutral to the FDIC but to shift premium payments to higher risk institutions. Most institutions are expected to see lower premiums. A companion proposal would assess banks over $10 billion in assets at higher rates in accordance with the Dodd-Frank Act.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation.  The FICO assessment rates, which are determined quarterly, averaged 0.6% of insured deposits on an annualized basis in fiscal year 2015.  These assessments will continue until the FICO bonds mature in 2017 through 2019.

Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve System. Effective January 1, 2015, the capital adequacy requirements were substantially revised to conform them to the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord often referred to as “Basel III”.  The final rule applies to all depository institutions as well as to all top-tier bank and savings and loan holding companies that are not subject to the Federal Reserve Board’s Small Bank Holding Company Policy Statement.

Under the FDIC’s revised capital adequacy regulations, the Bank is required to meet four minimum capital standards: (1) “Tier 1” or “core” capital leverage ratio equal to at least 4% of total adjusted assets, (2) a common equity Tier 1 capital ratio equal to 4.5% of risk-weighted assets, (3) a Tier 1 risk-based ratio equal to 6% of risk-weighted assets, and (4) a total capital ratio equal to 8% of total risk-weighted assets. Common equity Tier 1 capital is defined as common stock instruments, retained earnings, any common equity Tier 1 minority interest and, unless the bank has made an “opt-out” election, accumulated other comprehensive income, net of goodwill and certain other intangible assets. Tier 1 or core capital is defined as common equity Tier 1 capital plus certain qualifying subordinated interests and grandfathered capital instruments. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, qualifying subordinated instruments and certain grandfathered capital instruments. An institution’s risk-based capital requirements are measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. Risk weightings range from 0% for cash to 100% for property acquired through foreclosure, commercial loans, and certain other assets to 150% for exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.

In addition to higher capital requirements, the Basel III Capital Rules require banks and covered financial institution holding companies to maintain a capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement will be phased in over four years beginning January 1, 2016. The fully phased-in capital buffer requirement will effectively raise the minimum required risk-based capital ratios to 7% Common Equity Tier 1 Capital, 8.5% Tier 1 Capital and 10.5% Total Capital on a fully phased-in basis.

In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual institutions where necessary.

At December 31, 2015, the Bank exceeded all then-effective regulatory capital requirements and was classified as “well capitalized.”

Prompt Corrective Regulatory Action. Under applicable federal statutes, the federal bank regulatory agencies are required to take “prompt corrective action” with respect to institutions that do not meet specified minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the FDIC’s prompt corrective action regulations, an institution is deemed to be “well capitalized” if it has a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 8.0% or greater, a Common Equity Tier 1 risk-based capital ratio of 6.5% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater, a Common Equity Tier 1 Capital Ratio of 4.5% or greater and a Leverage Ratio of 4.0% or greater. An institution is “undercapitalized” if it has a Total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Risk-Based Capital ratio of less than 6.0%, a Common Equity Tier 1 ratio of less than 4.5% or a Leverage Ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a Total Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Risk-Based Capital Ratio of less than 4.0%, a Common Equity Tier 1 ratio of less than 3.0% or a Leverage Ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

The prompt corrective action regulations provide for the imposition of a variety of requirements and limitations on institutions that fail to meet the above capital requirements. In particular, the FDIC may require any bank that is not “adequately capitalized” to take certain action to increase its capital ratios. If the bank’s capital is significantly below the minimum required levels of capital or if it is unsuccessful in increasing its capital ratios, the bank’s activities may be restricted.

Affiliate Transaction Restrictions. Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. In particular loans by a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of a bank subsidiary’s capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary’s capital and surplus. Further, loans and other extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that all transactions between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

Loans to One Borrower. Under Minnesota law, loans-to-one borrower are limited in an amount equal to 20% of the Bank’s capital stock and surplus accounts. Capital stock and surplus accounts are narrowly defined and does not include undivided profits. An additional 25% of capital, as defined above, over and above the basic limit can be loaned to one borrower if the 25% is secured by obligations of the United States or guaranteed by the United States having a market value of at least 10% in excess of the amount loaned. An additional 25% of capital and surplus, as defined above, can be loaned if secured by first real estate mortgages on improved property in Minnesota or adjacent states where the loan to value ratio is not more than 50%. The Bank’s maximum loan-to-one borrower limit under the basic lending limit was approximately $3.0 million as of December 31, 2015 and the Bank was in compliance with that limit at that date.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of 11 regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

As a member, the Bank is required to purchase and maintain restricted stock in the FHLB of Des Moines in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank’s outstanding advances from the FHLB. At December 31, 2015, the Bank was in compliance with this requirement.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2015, the Bank met its reserve requirements.

Restrictions on Dividends. Provided that it has established a surplus fund equal to at least 50% of its capital stock, the board of directors of a Minnesota bank may declare such dividends out of net profits for the dividend period as they deem expedient subject to the approval of the Department. Any remaining net profits for the dividend period will be available for the declaration of dividends for up to three subsequent annual dividend periods. At December 31, 2015, the Bank had $5.5 million in net profits available for the declaration of dividends.

The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. In a recent Supervisory Letter, the Federal Reserve Board staff has stated that, as a general matter, bank holding companies should eliminate cash dividends if net income available to shareholders for the past four quarters, net of dividends previously paid, is not sufficient to fully fund the dividend. Furthermore, under the federal prompt corrective action regulations, the Federal

Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

Item 1A. Risk Factors

Not applicable as the Company is a “smaller reporting company.”

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company does not own any real property but utilizes the offices of the Bank. The Bank operates from its main full service office located at 53 First Street, S.W., Wells, Minnesota, and eight additional full service offices. The Bank owns the offices in Wells and five branch facilities, and leases the remaining locations. In the opinion of the Bank’s management, the physical condition of each of the offices is good and is adequate for the conduct of the Bank’s business.

Item 3. Legal Proceedings

There are various claims and lawsuits in which Wells is periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which Wells holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of Wells. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)          Market Information. Our common stock is quoted on the OTCQB under the symbol “WEFP.” The high and low sales prices of Wells’ common stock shown below are based on information posted on the OTCQB by broker-dealers. These prices may include dealer mark-up, mark-down and/or commission and may not necessarily represent actual transactions. The following table sets forth the high and low sales prices, the closing price, and the cash dividends declared per share for the Wells common stock for the periods indicated:

	Market Price			Dividends
	High	Low	Close	Declared
2015:
Fourth quarter	$34.50	$31.10	$32.00	$0.18
Third quarter	34.00	28.99	31.33	0.18
Second quarter	29.15	27.00	28.00	0.18
First quarter	29.15	26.00	28.03	0.18

2014:
Fourth quarter	$28.00	$25.40	$27.09	$0.15
Third quarter	26.05	24.10	25.75	0.15
Second quarter	26.00	23.21	26.00	0.15
First quarter	24.10	21.55	24.10	0.15

As of December 31, 2015, we had approximately 197 stockholders of record and 802,848 shares of common stock (including redeemable common stock) outstanding. The number of stockholders of record does not include the number of persons or entities who hold their stock in nominee or “street” name.

(b)          Unregistered Sales of Equity Securities. Not applicable.

(c)          Use of Proceeds. Not applicable.

(d)          Issuer Purchases of Equity Securities.

	(a)	(b)	(c)	(d)
Period	Total Number Of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 through 31, 2015	1,000	$31.00	-	-
November 1 through 30, 2015	100	$33.50	-	-
December 1 through 31, 2015	2,762	$32.45	-	-
Total	3,862	$32.10	-	-

Item 6. Selected Financial Data

Not applicable as the Company is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects the Company’s consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with the Company’s consolidated financial statements and accompanying notes thereto beginning on page F-1 following Item 15 of this Form 10-K.

Overview

The Company’s business activities to date have been limited to its investment in the Bank and a loan made to the Bank’s Employee Stock Ownership Plan (“ESOP”) to enable the ESOP to purchase shares of the Company’s common stock and, to a lesser degree, investing in securities and deposits in other financial institutions. As a result of the limited operations of the Company, this discussion primarily relates to the Bank. The principal business of the Bank consists of attracting deposits from the general public and using such deposits, together with borrowings, to invest in loans and investment securities.

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

The Bank’s secondary sources of income are, primarily, the gain on sale of loans originated for sale and loan servicing fees. When comparing 2015 with 2014, the Bank saw increased activity in the refinancing of loans sold to the secondary market due to changes in market conditions and interest rates on these loans.

The operations of the Bank and the entire banking industry are significantly affected by prevailing economic conditions, competition, and the monetary and fiscal policies of the federal government and governmental agencies. The demand for and supply of housing, competition among lenders, the level of interest rates, and the availability of funds influence lending activities. Deposit flows and costs of funds are influenced by prevailing market rates of interest, primarily on competing investments, account maturities, and the levels of personal income and savings in the Bank’s market area.

Effective July 16, 2015, the Company completed its previously reported acquisition of St. James Federal Savings and Loan Association, St. James, Minnesota (St. James), in a conversion merger transaction. As a result of the conversion merger transaction, St. James converted from a mutual to stock institution and merged with and into the Bank, with the Bank as the surviving institution. The Company acquired 100% of the voting shares of St. James. The Company issued and sold 78,736 shares of common stock at a price of $27.36 per share, which reflected a 5% discount on the 30 day average price as prescribed in the merger agreement. The shares were offered to depositor and borrower members of St. James in a subscription offering and to stockholders of the Company and members of the general public in a community offering. The Company’s ESOP acquired 8%, or 6,299 shares, of the newly issued shares using funds borrowed from the Company. The fair value of consideration paid to the prior depositors and borrowers of St. James was determined to approximate zero. Gross offering proceeds totaled approximately $2,154,000, including $172,000 purchased by the Company’s ESOP. As a result of the stock offering, the Company had 814,758 shares of common stock outstanding as of the close of business on July 16, 2015. St. James’ sole office, located in St. James, Minnesota, has become a branch office of the Bank. The Company’s primary reasons for the acquisition are to provide for asset growth, improve capital and competitive positions, and increase the limit on loans to one borrower.

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

Allowance for Loan Losses. The allowance for loan losses is based on management’s periodic review of the loan portfolio. In evaluating the adequacy of the allowance for loan losses, management considers factors including, but not limited to, specific loan impairment, historical loss experience, the size and composition of the loan portfolio and current economic conditions. Although management believes that the allowance for loan losses is maintained at an adequate level, there can be no assurance that further additions will not be made to the allowance and that losses will not exceed the estimated amounts.

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

Business Strategy

The Bank is a community oriented, full-service retail commercial bank. It is the mission of Wells Federal Bank and its subsidiary to become a leading source of financial products and services in southern Minnesota and northern Iowa by offering comprehensive, competitively priced loan, deposit and insurance products. The Bank attracts deposits from the general public and uses such deposits to invest in residential lending on owner occupied and non-owner occupied properties, agricultural real estate and operating loans, home equity and other consumer loans, commercial real estate and commercial construction and operating loans. Due to the market interest rates and length of terms on residential loans, the Bank sells substantially all of the residential loans it originates to the secondary market. As a source of noninterest income and to maintain a direct relationship with the borrowers, the Bank retains servicing on these loans. Commercial, agricultural, home equity and other consumer loans are originated in the Bank’s primary service area as portfolio loans to provide interest income. As stated above, the Bank attracts deposits from the general public to fund its loans. The Bank strives to price its deposits to be competitive in its market area, not to be the highest rate offered, but also, not the lowest. Cash that is not invested in loans is invested in securities and interest-bearing bank accounts. When evaluating the purchase of securities for the Bank’s investment securities portfolio, preservation of principal, credit quality and liquidity are given preference over yield. Should additional funding be required, the Bank has the ability to borrow funds from the Federal Home Loan Bank of Des Moines.

Comparison of Financial Condition at December 31, 2015 and 2014

At December 31, 2015, total assets were $274.8 million, an increase of $23.0 million from $251.8 million at December 31, 2014. Increases in loans receivable and securities available for sale that were recorded in the acquisition of St. James Federal Savings and Loan Association (“St. James”) were the primary reasons for the increase in assets.

Securities available for sale increased from $34.2 million at December 31, 2014 to $34.5 million at December 31, 2015. Purchases of mortgage backed-securities and obligations of state and political subdivisions totaling $4.0 million and $4.2 million, respectively, were only partially offset by the maturities and principal repayments totaling $7.9 million.

Loans held for sale decreased from $1.7 million at December 31, 2014 to $1.3 million at December 31, 2015. On December 31, 2014 and December 31, 2015, the Company had firm commitments to sell the loans that were classified as held for sale. Loans receivable increased by $15.5 million, or 8.5%, from $182.1 million at December 31, 2014 to $197.6 million at December 31, 2015. The increase in loans receivable resulted primarily from the $17.5 million in loans acquired in the conversion/merger with St. James.

In accordance with the Bank’s internal classification of assets policy, management evaluates the loan portfolio on a quarterly basis to identify and determine the adequacy of the allowance for loan losses. As of December 31, 2015 and December 31, 2014, the balance in the allowance for loan losses and the allowance for loan losses as a percentage of total loans was $2.0 million and $2.1 million and 1.0% and 1.1%, respectively.

Loans on which the accrual of interest had been discontinued amounted to $2.1 million and $1.0 million at December 31, 2015 and December 31, 2014, respectively. The Company considers all nonaccrual loans impaired. The amount of impaired loans at December 31, 2015 and December 31, 2014 was $3.2 million and $4.1 million, respectively and the related allowance for loan loss for these loans was $440,000 and $573,000, respectively.

Foreclosed real estate decreased to $1.6 million at December 31, 2015 from $3.7 million at December 31, 2014, as the Company disposed of ten properties during year ended December 31, 2015. At December 31, 2015, foreclosed real estate consisted of one residential and five commercial properties.

Liabilities increased by $18.3 million, from $225.2 million at December 31, 2014 to $243.5 million at December 31, 2015 due, primarily, to the deposits that were assumed in the St. James conversion/merger.

Stockholders’ equity increased by $4.3 million from $24.1 million at December 31, 2014 to $28.4 million at December 31, 2015. The increase in stockholders’ equity resulted, primarily, from net income of $4,894,000 and issuance of common stock of $835,000, partially offset by payments of $556,000 in cash dividends and the purchase of $505,000 in treasury stock, and change in fair value of redeemable common stock of $615,000.

Comparison of Operating Results for the Years Ended December 31, 2015 and 2014

General. Net income increased by $3,591,000 or 275.6% for the year ended December 31, 2015, when compared to 2014 due, primarily, to the bargain purchase gain of $2,848,000 that resulted from the conversion/merger with St. James. See Note 16 in the accompanying financial statements for addition information. Diluted earnings per share increased by $4.63 for the year ended December 31, 2015 when compared to the year ended December 31, 2014. Net interest income increased by $877,000 or 10.7%, in the year ended December 31, 2015, when compared to the same period in 2014. When comparing the year ended December 31, 2015 to the year ended December 31, 2014, the provision for loan loss decreased by $450,000 and noninterest income increased by $3,227,000. Increases in net interest income and noninterest income and the decrease in provision for loan loss were the primary reasons for the increase in earnings.

Interest Income. Interest income increased by $730,000 or 8.3% for the year ended December 31, 2015 when compared to the year ended December 31, 2014. For the year ended December 31, 2015 an increase in interest income from loans receivable more than offset a decrease in interest income from investments. The changes in interest income from the loan portfolio and investment securities and other interest-bearing deposits resulted, primarily, from changes in the average balances and yields on those interest-earning assets. For the year ended December 31, 2015 the average balance of loans receivable increased $17.0 million, or 9.9%, and the yield decreased by 2 basis points. Average investments decreased $2.5 million, or 4.2%, and the yield on investments increased by 2 basis points. As a result of the increase in loans as a percentage of earning assets, however, the yield on interest-earning assets increased by 8 basis points between years.

Interest Expense. Interest expense on deposits decreased by $147,000 or 24.6%, for the year ended December 31, 2015 when compared to the year ended December 31, 2014. These changes resulted from changes in the average balances and interest rates. Average interest-bearing liabilities increased $10.8 million to $229.0 million for the year ended December 31, 2015, compared to $218.2 million for the year ended December 31, 2014. The average cost of interest-bearing liabilities decreased 7 basis points to 0.20% for the year ended December 31, 2015 from 0.27% for the year ended December 31, 2014, reflecting the continued low interest rate environment.

Net Interest Income. Net interest income increased by $877,000 or 10.7% for the year ended December 31, 2015, when compared to the same period in 2014, due to the changes in interest income and interest expense described above. The Company’s interest rate spread increased by 15 basis points to 3.68% for the year ended December 31, 2015, compared to 3.53% for the year ended December 31, 2014 as the result of an 8 basis point increase in the average yield on interest-earning assets to 3.88% in the year ended December 31, 2015 from 3.80% in the year ended December 31, 2014 and a 7 basis point decrease in the average cost of interest-bearing liabilities to 0.20% in the year ended December 31, 2015 from 0.27% in the year ended December 31, 2014. The Company’s net interest margin improved 15 basis points to 3.69% for the year ended December 31, 2015 compared to 3.54% for the year ended December 31, 2014.

Provision for Loan Losses. The provision for loan loss decreased by $450,000 for the year ended December 31, 2015 when compared to the same period in 2014. The provision reflects management’s monitoring of the allowance for loan losses in relation to the size and quality of the loan portfolio and adjusts the provision for loan losses to adequately provide for loan losses. Due to changes in economic conditions and changes in the composition of the loan portfolio, it is possible that the provision for loan losses may increase in future periods.

Noninterest Income. Noninterest income increased by $3,227,000 for the year ended December 31, 2015 when compared to the same period in 2014 due, primarily, to the bargain purchase gain of $2,848,000 that resulted from the conversion/merger with St. James. See Note 16 in the accompanying financial statements for addition information. Increases in the gain on sale of loans held for sale also contributed to the increase in noninterest income. During 2015, a higher volume of loans were originated and sold to the secondary market than during 2014.

Noninterest Expense. Noninterest expense increased by $342,000 or 3.7% for the year ended December 31, 2015 when compared to the year ended December 31, 2014 due, primarily, to increases in expenses related to compensation and benefits as well as other expenses.

Income Tax Expense. Income tax expense increased by $621,000 or 99.7% for the year ended December 31, 2015 when compared to the same period in 2014 due to the increase in income before income taxes. Income tax expense as a percent of income before taxes was 20.3% and 32.3% for the years ended December 31, 2015 and 2014, respectively. The difference in income tax as percentage of income before taxes is due, primarily, to the non-taxable nature of the bargain purchase gain that was realized in the third quarter of 2015.

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

	Years Ended December 31,
	2015				2014
	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
	(Dollars in thousands)

Interest earning assets:
Loans receivable (1)	$188,984		$8,836	4.68%	$172,011		$8,088	4.70%
Investments (2)	57,442		712	1.24%	59,933		730	1.22%
Total interest-earning assets	246,426		9,548	3.88%	231,944		8,818	3.80%
Non interest-earning assets	15,454				16,501
Total assets	$261,880				$248,445

Interest-bearing liabilities:
Savings, NOW and money market accounts (3)	$163,854		96	0.06%	$145,337		$90	0.06%
Certificates of deposits	65,213		354	0.54%	72,900		507	0.70%
Total interest-bearing liabilities	229,067		450	0.20%	218,237		597	0.27%

Non interest-bearing liabilities	4,056				3,780
Total liabilities	233,123				222,017
Equity (4)	28,757				26,428
Total liabilities and equity	$261,880				$248,445
Net interest income			$9,098				$8,221
Interest rate spread (5)				3.68%				3.53%
Net interest margin (6)				3.69%				3.54%
Ratio of average interest earning assets to average interest bearing liabilities	1.08	X			1.06	X

(1)	Average balances include non-accrual loans and loans held for sale.
(2)	Includes interest-bearing deposits in other financial institutions.
(3)	Includes $18,482,000 and $13,509,000 in non-interest-bearing deposits for the years ended December 31, 2015 and 2014, respectively.
(4)	See the Company’s reconciliation of non-GAAP financial measures presented in the foregoing table to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.”
(5)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The table below sets forth certain information regarding changes in interest income and interest expense of the Bank for the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate); (ii) changes in rates (changes in rate multiplied by old average volume); (iii) changes in rate-volume (changes in rate multiplied by the change in average volume). The combined effects of changes in both rate and volume that cannot be separately identified have been allocated proportionately to the change due to rate and the change due to volume.

	Year Ended December 31,
	2015 vs. 2014			2014 vs. 2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest Income:
Loans receivable	$793	$(45)	$748	$626	$(243)	$383
Investments	(31)	13	(18)	(128)	88	(40)
Total interest-earning assets	762	(32)	730	498	(155)	343
Interest expense:
Deposit accounts	(39)	(108)	(147)	(65)	(135)	(200)
Borrowed funds	-	-	-	(1)	—	(1)
Total interest-bearing liabilities	(39)	(108)	(147)	(66)	(135)	(201)
Change in net interest income	$801	$76	$877	$564	$(20)	$544

Certain Performance Ratios

Set forth below are certain performance ratios for the Company for the past three fiscal years.

	Years Ended December 31,
	2015	2014	2013

Return on average assets	1.87%	0.52%	0.48%
Return on average equity	17.02%	4.93%	4.52%
Average equity to average assets(1)	10.98%	10.64%	10.64%
Dividend payout ratio	11.36%	34.77%	38.02%

(1)	See the Company’s reconciliation of non-GAAP financial measures presented in the foregoing table to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.”

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

The Bank’s most liquid asset is cash, including investments in accounts at the United Bankers Bank and the FHLB of Des Moines that have no withdrawal restrictions. The levels of these assets are dependent on the Bank’s operating, financing and investing activities during any given period. At December 31, 2015, the Bank’s noninterest bearing cash was $6.0 million. In addition, at December 31, 2015, the Bank had $6.1 million invested in interest bearing accounts including $5.6 million invested at the FHLB of Des Moines.

At December 31, 2015, the Bank had no outstanding advances from the FHLB of Des Moines. At December 31, 2015, the Bank had the ability to borrow up to $75.0 million based upon the pledged collateral. The Bank has the option of pledging additional collateral which will increase the amount available to borrow.

The Bank is required to maintain specified amounts of capital. The capital standards generally require the maintenance of regulatory capital sufficient to meet a tangible capital requirement, a core capital requirement and a risk-based capital requirement. At December 31, 2015, the Bank’s Tier 1 leverage capital totaled $29 million, or 10.5% of adjusted total assets, which substantially exceeded the 4.0% Tier 1 leverage capital requirement at that date by $18 million, or 6.5% of adjusted total assets. The Bank’s Tier 1 and total risk-based capital totaled $29 million and $31 million at December 31, 2015 or 15% and 16% of risk-weighted assets, respectively, which exceeded the current requirements of 6.0% and 8.0% of risk-weighted assets by $17 million and $15 million or 8.6% and 7.6% of risk-weighted assets, respectively. The Bank will be subject to higher capital requirements in the future. See “Supervision and Regulation – Regulation of the Bank – Regulatory Capital Requirements.”

As of December 31, 2015 and 2014, the reconciliation of the equity of Wells Federal Bank to each major category of regulatory capital is as follows:

	2015	2014
	(In thousands)

Equity under generally accepted accounting principles	$29,060	$25,662
Unrealized (gains) losses on available for sale securities	(66)	(93)
Disallowed servicing assets	-	(189)
Intangible assets	(260)	-
Tier 1 capital	28,734	25,380
Allowance for loan losses included in Tier 2 capital	1,988	2,158
Unrealized gains on available for sale equity securities	-	28
Total risk-based capital	$30,722	$27,566

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees written is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. For additional information, see Note 15 of the Notes to the Consolidated Financial Statements.

Recent Accounting Pronouncements

In February 2013, FASB issued Accounting Standards Update (“ASU”) 2013-02, Other Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends FASB ASC Top 220, Comprehensive Income (Topic 220). The amendments in this update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 and 2011-12 for all public and private organizations. The amendments require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. The new requirement about presenting information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income present, in one place, information about significant amounts reclassified and, in some cases, cross-references to related footnote disclosures. Previously, this information was presented in different places throughout the financial statements. The adoption of ASU 2011-05 as of January 1, 2014, did not have a significant impact on the Company’s presentation of the comprehensive income.

In January 2014, FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors, which clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. For public entities, the guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance did not have a material impact on our consolidated financial statements

In August 2014, the FASB issued ASU 2014-14, Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, which requires, if certain conditions are met, an entity to derecognize a mortgage loan with a government guarantee upon foreclosure and to recognize a separate other receivable. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This ASU will be effective for the Company for annual periods ending after December 15, 2015, using the same transition method elected under ASU 2014-04. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of the pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU eliminates the requirement to retrospectively account for changes to provisional amounts initially recorded in a business combination. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined, including the effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The provisions of this ASU are effective for fiscal years beginning after December 15, 2015, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognitions and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 included the following changes: require equity investments to be measured at fair value with changes in fair value recognized in net income, simplify the impairment assessment of equity investments without readily determinable eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities, eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements, and clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. This ASU will be effective for the Company for annual periods ending after December 15, 2018. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements

Impact of Inflation and Changing Prices

Our consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). U.S. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

Non-GAAP Financial Measures

The Company identifies certain of the financial measures discussed herein as being “non-GAAP financial measures.” In accordance with the SEC’s rules, the Company classifies a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles as in effect from time to time in the United States in the Company’s statements of income, balance sheet or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both.

The non-GAAP financial measures that the Company discusses herein should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which the Company calculates the non-GAAP financial measures that the Company discusses herein may differ from that of other companies reporting measures with similar names. You should understand how such other banking organizations calculate their financial measures similar or with names similar to the non-GAAP financial measures the Company has discussed herein when comparing such non-GAAP financial measures.

Book Value Per Share and Tangible Book Value Per Share. Book value per share and tangible book value are non-GAAP measures generally used by financial analysts and investment bankers to evaluate capital adequacy. The Company calculates: (a) adjusted common equity as stockholders’ equity plus mezzanine equity; and (b) book value per share as adjusted common equity (as described in clause (a)) divided by shares of common stock outstanding. The Company considers its mortgage servicing rights as tangible assets, thus tangible book value per share equals book value per share as the Company has no intangible assets. For book value and tangible book value, the most directly comparable financial measure calculated in accordance with GAAP is the Company’s stockholders’ equity.

The Company believes that these non-GAAP financial measures are important information to be provided to you because, as do the Company’s management, banking regulators, many financial analysts and other investors, you can use the book value and tangible book value in conjunction with other traditional bank capital ratios to assess the Company’s capital adequacy including the effect of the Company’s mezzanine equity, which is limited to common stock held by the Company’s ESOP that is redeemable at fair value, which the Company believes will remain outstanding due to its ESOP policies.

The following table presents, as of the dates set forth below, stockholders’ equity to adjusted common equity and presents the Company’s book value per share and tangible book value per share compared with the Company’s stockholders’ equity per common share:

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share data)

Stockholders’ equity	$28,419	$24,086	$23,741	$24,149	$23,453
Adjustments:
Mezzanine equity	2,881	2,533	2,342	2,008	1,506
Adjusted common equity (book value)	$31,300	$26,619	$26,083	$26,157	$24,959

Common shares outstanding excluding mezzanine equity shares	711,389	646,650	673,718	676,591	690,858
Total common shares outstanding	802,848	742,252	769,320	772,193	786,460
Stockholders’ equity per common share	$39.95	$37.25	$35.24	$35.69	$33.95
Book value per share	38.99	35.86	33.90	33.87	31.74
Tangible book value per share	38.63	35.67	33.90	33.87	31.74

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Management of Interest Rate Risk and Market Risk

Interest rate sensitivity and the repricing characteristics of assets and liabilities are managed by the Asset and Liability Management Committee (ALCO). The principal objective of the ALCO is to maximize net interest income within acceptable levels of risk, which are established by policy. Interest rate risk is monitored and managed by using financial modeling techniques to measure the impact of changes in interest rates.

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals.  The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income and net portfolio value. As of December 31, 2015, the level of net portfolio value and interest income at risk was within the Company’s policy limits for all interest rate scenarios. The Company feels that the risk is both minimal and acceptable.

The following table shows the net portfolio value sensitivities as of December 31, 2015:

Net Portfolio Value	Fair Value of Equity % Change from Base	12 Month Net Interest Income % Change from Base

+300	-4.77%	0.16%
+200	-2.40%	0.02%
+100	-1.01%	0.08%
Base
-100	-1.78%	-2.02%
-200	-5.29%	-9.03%
-300	-4.82%	-14.45%

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated financial statements are contained in this Annual Report on Form 10-K immediately following Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)          Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule l3a-l5(e) promulgated under the Securities Exchange Act of 1934, as amended) as of December 31, 2015. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2015.

(b)          Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Shared Management Structure

The directors of Wells Financial Corp. are the same persons who are the directors of Wells Federal Bank. In addition, each executive officer of Wells Financial Corp. is also an executive officer of Wells Federal Bank. We expect that Wells Financial Corp. and Wells Federal Bank will continue to have common executive officers until there is a business reason to establish separate management structures. To date, executive officers and directors have been compensated for their services by Wells Federal Bank. In the future, directors and executive officers may receive additional compensation for their services to Wells Financial Corp.

Executive Officers of Wells Financial Corp. and Wells Federal Bank

The following table sets forth information regarding the executive officers of Wells Financial Corp. and Wells Federal Bank.

Name	Age (1)	Position
James D. Moll	65	President and Chief Executive Officer and Director
Patrick Scott	56	Treasurer, Chief Financial Officer

(1)	As of December 31, 2015.

The executive officers of Wells Financial Corp. and Wells Federal Bank are elected annually.

Directors of Wells Financial Corp. and Wells Federal Bank

Wells Financial Corp. has five directors. Directors serve three-year staggered terms so that approximately one-third of the directors are elected at each annual meeting. Directors of Wells Federal Bank will be elected by Wells Financial Corp. as its sole stockholder.

The following table states our current directors’ names, their ages as of December 31, 2015, the years when they began serving as directors of Wells Financial Corp. and Wells Federal Bank and when their current terms expire. Currently, each director of the Company is also a member of the board of directors of the Bank.

Name	Position(s) Held	Age (1)	Director Since	Current Term Expires

Gerald D. Bastian	Director	76	1986	2018
David Buesing	Director	69	1998	2016
Richard Mueller	Director	66	1986	2016
James D. Moll	President and Chief Executive Officer, and Director	65	2013	2016
Randel I. Bichler	Chairman of the Board and Director	71	1998	2017

(1)	As of December 31, 2015.

The Business Background of Our Directors and Executive Officers

The business experience for the past five years of each of our directors and executive officers is set forth below. With respect to directors, the biographies discuss the specific experience, qualifications, attributes and skills that caused the Board of Directors to determine that that the person should serve as a director. Unless otherwise indicated, directors and executive officers of Wells have held their positions for the past five years.

Gerald D. Bastian has been a director of the Bank since 1986 and of the Company since its formation in 1994. Mr. Bastian began serving as a Vice President of the Bank from 1974, and as the Vice President of the Company from 1994, until his retirement in 2005. His participation in our local community for over 40 years brings knowledge of the local economy and business opportunities for the Bank.

David Buesing has been a director of the Company since 1998.  Mr. Buesing was employed by Wells Concrete Products from 1973 until his retirement in 2007.  He served as President and General Manager of that company from 1982 to 2006.  Mr. Buesing has been a director of Wells Concrete

Products since 1978.  He is a past director of the Precast/Prestressed Concrete Institute and of the Associated General Contractors of Minnesota. He currently serves as Vice Chairman of the Board of the Company. His participation in our local community for over 40 years brings knowledge of the local economy and business opportunities for the Bank.

Richard Mueller has been a director of the Bank since 1986 and of the Company since its formation in December 1994. Mr. Mueller is the sole owner of Wells Drug Co., Inc. Mr. Mueller has served as a member of the local school board as well as a member of the Wells Chamber of Commerce. Mr. Mueller is a first cousin of Mr. James D. Moll, an executive officer of the Company. His participation in our local community for over 35 years brings knowledge of the local economy and business opportunities for the Bank.

James D. Moll, CPA, has been a director of the Company and the Bank since July 2013. Mr. Moll has been the President and Chief Executive Officer since June 2015. Mr. Moll was Interim President and Chief Executive Officer of the Company and the Bank. From December 1994 to June 2015, Mr. Moll was the Chief Financial Officer of the Company and the Bank and, since February 1995, the Treasurer of the Company and the Bank. Prior to December 1994, Mr. Moll was an employee of the Bank’s subsidiary, Wells Insurance Agency (“WIA”). Mr. Moll managed WIA for more than five years. Mr. Moll is a first cousin of Mr. Richard Mueller, a director of the Company and the Bank. His extensive experience in banking and his duties as Chief Financial Officer of the Company and the Bank bring a special knowledge of the financial, economic and regulatory challenges the Company faces and makes him well-suited to educating the Board on these matters.

Randel I. Bichler has been a director of the Company and the Bank since 1998. Mr. Bichler has been engaged in the general practice of law in Wells since 1978. He retired from the United States Army Reserve (Judge Advocate General Corp) as a Lt. Colonel in 1997. He currently serves as Chairman of the Board of the Company and Vice Chairman of the Board of the Bank. His participation in our local community for over 35 years brings knowledge of the local economy and business opportunities for the Bank.

Patrick Scott has been Treasurer and Chief Financial Officer of the Company and the Bank since December 31, 2015. Mr. Scott served as the Chief Financial Officer of The First Bank of Baldwin, Baldwin, WI from 2012 to 2015 and served as the Chief Financial Officer of Boundary Waters Bank, Ely, MN for 8 years prior to that.

Corporate Governance Policies and Procedures

Wells and the Bank have each adopted a code of business conduct and ethics governing the activities of employees and representatives of both Wells and the Bank, including their directors and officers. The codes of business conduct and ethics set forth the duties and responsibilities of each director, employee and representative of Wells and the Bank with respect to compliance with laws, rules and regulations, accuracy of publicly disclosed information, the avoidance of conflicts of interest and other corporate governance matters.

Wells has also adopted a code of ethics that applies to its chief executive officer, chief financial officer and persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations.

Item 11. Executive Compensation

Summary Compensation Table. The following table sets forth for the fiscal years ended December 31, 2015 and 2014, certain information as to the total compensation paid to Lonnie R. Trasamar, the Company’s former President and Chief Executive Officer and James D. Moll, the Company’s President and Chief Executive Officer. No other executive officer received total compensation exceeding $100,000 for the 2015 and 2014 fiscal years. All compensation was paid by the Bank.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total

James D. Moll	2015	$187,633	$65,574	$—	$—	$—	$—	$9,996	$263,206
President and Chief	2014	125,798	7,042	15,713	—	—	—	8,475	157,028
Executive Officer (2)

Lonnie R. Trasamar	2015	$18,159	$—	$—	$—	$—	$—	$—	$18,159
Former President and Chief	2014	155,355	17,359	2,382	—	—	—	8,391	183,487
Executive Officer(3)
(1)	For Mr. Trasamar, this column includes $436 of group term life benefits, $4,661 of 401(k) Plan matching contributions, and $3,294 of ESOP allocations, each for the year 2014. For Mr. Moll, this column includes $838, and $2,022 of health and group term life benefits, $4,894, and $3,781 of 401(k) Plan matching contributions, and $4,267, and $2,672 of ESOP allocations, each for the years 2015, and 2014, respectively.
(2)	Mr. Moll was appointed as the Interim President and Chief Executive Officer of Wells and the Bank following the resignation of Mr. Trasamar on January 26, 2015 and named President and Chief Executive Officer on June 17, 2015
(3)	Mr. Trasamar resigned from his positions as President, Chief Executive Officer and director of Wells and the Bank on January 26, 2015. Because Mr. Trasamar served as President and Chief Executive Officer for part of 2015, this Form 10-K discloses Mr. Trasamar’s compensation.

Benefit Arrangements and Plans

Defined Contribution 401(k) Plan. The Company provides a 401(k) plan that covers substantially all of the Bank’s employees who are eligible as to age and length of service. A participant may elect to make contributions of up to 15% of the participant’s annual compensation. At the discretion of the Board of Directors, the Company may make matching and other contributions to the plan. Discretionary matching contributions of $80,283 and $74,553 (up to 3% of participant annual compensation) were made for the years ended December 31, 2015 and 2014, respectively.

Employee Stock Ownership Plan (ESOP). An employee stock ownership plan (ESOP) was adopted in 1995, covering all full-time employees of the Company who have attained age 21 and completed one year of service during which they worked at least 1,000 hours. The Company makes annual discretionary contributions to the ESOP. As these funds are available, the ESOP acquires shares of Company stock and allocates the shares to ESOP participants. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. In 2015 and 2014, 6,299 and 7,570 shares, respectively, were purchased, and 2,505 and 2,839 shares, respectively, were allocated to ESOP participants at a cost of approximately $64,000 for both 2015 and 2014, which was charged to compensation expense.

The ESOP held 91,459 and 95,602 shares of Company stock at December 31, 2015 and 2014. At December 31, 2015 and 2014, 88,640 and 89,304 shares, respectively, have been released for allocation to participants.

The Company is subject to a put option on ESOP shares distributed to participants. The put option is a right to demand that the Company buy shares of its stock held by the participant for which there is no market. The put price is representative of the fair market value of the stock, which is approximately $31.50 per share per an independent valuation received by the ESOP as of December 31, 2015. The Company must pay for the purchase within a five-year period.

Outstanding Equity Awards at Fiscal Year End. The following table sets forth information concerning outstanding equity awards of the named executive officers at fiscal year end.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested (#)	Market Value of Shares or Units of Stock that have Not Vested ($)

Lonnie R. Trasamar	1,750	—	$29.60	3/20/2017	—	$—

James D. Moll	1,100	—	$19.10	5/18/2020	—	$—
	1,100	—	29.60	3/20/2017	—	—

Wells Financial Corp. 2003 Stock Option Plan. In 2003, the Company approved the Wells Financial Corp. 2003 Stock Option Plan (the “Plan”). Pursuant to the Plan, stock options for 120,000 common shares could be granted to officers, directors, employees and other persons providing services to the Company. The Plan had a life of ten years and expired in November 2013. Consequently, no additional options may be granted under the Plan. The Plan options have a maximum term of 10 years and are granted with an exercise price equal to the market price on the grant date. Awards to nonemployee directors are exercisable on the grant date. Awards to employees are generally exercisable on the grant date subject to employment conditions. Options granted under the Plan may be options that qualify as Incentive Stock Options, as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or options that do not so qualify. As of December 31, 2015, there were 9,050 shares available to be issued under the Plan upon the exercise of stock options that were awarded under the Plan before it expired.

Wells Federal Bank 2003 Stock Bonus Plan. The Company adopted the Wells Federal Bank 2003 Stock Bonus Plan in 2003 (the “2003 Plan”). The Company authorized stock awards of up to 50,000 shares to directors, officers and employees of the Company. These awards vest at the rate of 25 percent per year of continuous service with the Company beginning on the first anniversary of the date of grant.

Employment Agreement. On August 19, 2015, the Board of Directors of Wells Federal Bank entered into an employment agreement with James D. Moll, President and Chief Executive Officer of the Bank, effective as of June 17, 2015. The agreement has a term of 36 months and provides for a base salary at a rate of not less than his current base salary of $175,000 per year. Mr. Moll is entitled to participate in an equitable manner with all other senior management employees of the Bank in discretionary bonuses that may be authorized and declared by the Board of Directors to its senior management employees from time to time. Mr. Moll is also entitled to participate in and receive the benefits of any plan or policy of the Bank which may be or may become applicable to senior management relating to pension or other retirement benefit plans, profit-sharing, stock options or incentive plans, life insurance, short and long term disability, medical or other benefit plans applicable to employees or senior management of the Bank. Mr. Moll may receive a reasonable expense account and reimbursement for all reasonable out-of-pocket expenses that he incurs in connection with his service for the Bank.

The employment of Mr. Moll is terminable by the Bank with or without “just cause” (as defined in the agreement) but if Mr. Moll is terminated without just cause, he will be entitled to receive his salary for the remaining term of the agreement but not less than 12 months. If Mr. Moll voluntarily terminates for “good reason” (as defined in the agreement), in connection with or within 24 months following a “change in control” of Wells or the Bank, Mr. Moll will be entitled to a lump-sum severance payment equal to 1.5 times his base salary as in effect as of the date of the change in control plus the highest annual cash bonus received in the 24 months prior thereto. The agreement defines a “change in control” to mean (i) a change in ownership of Wells or the Bank, (ii) a change in the effective control of Wells or the Bank, or (iii) a change in the ownership of a substantial portion of the assets of Wells or the Bank. It is anticipated that all payments made by the Bank under this agreement would be a tax-deductible compensation expense for federal tax purposes. If Mr. Moll were terminated in connection with a change in control as of December 31, 2015, he would have been entitled to a severance payment of approximately $262,500 under the agreement. The agreement additionally provides that all sums payable thereunder will be reduced to the extent necessary so that no such payment, when aggregated with all other payments to be made to such individual by Wells, the Bank or any successors, will be deemed an “excess parachute payment” in accordance with Section 280G of the Internal Revenue Code.

Directors Compensation

Director Summary Compensation Table. Members of the Board of Directors of the Company are not compensated by the Company for serving as a director but are compensated by the Bank for their service as a director of the Bank. During 2015, Chairman Bichler received $1,450 per month. Chairman of the audit committee Buesing received $1,300 per month. All other members of the Board of Directors of the Bank, except for Mr. Moll, received $1,100 per month, regardless of attendance at Board meetings. For 2015, non-employee directors received between $150 and $350 per committee meeting attended ($12,639 in the aggregate) for Audit, Employment Enhancement, Commercial Credit, Building Site and Compensation Committee meetings. For the year ended December 31, 2015, fees paid to directors totaled $84,439.

The following table sets forth the compensation paid to our directors for the fiscal year ended December 31, 2015, with the exception of Mr. Moll whose compensation is included in the Summary Compensation Table above.

Name	Fees earned or paid in cash	All other compensation	Total
Randel I. Bichler	$21,150	$—	$21,150
Gerald D. Bastian	14,000	—	14,000
David Buesing	19,181	—	19,181
Richard Mueller	16,050	—	16,050

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)          Security Ownership of Certain Beneficial Owners. Persons and groups owning in excess of 5% of the Common Stock are required to file certain reports with the SEC regarding such ownership pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Other than as noted below, management knows of no person or entity, including any “group” as that term is used in Section 13(d)(3) of the Exchange Act, who or which is the beneficial owner of more than 5% of the outstanding shares of Common Stock as of the date hereof.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Shares of Common Stock Outstanding

Jeffrey L. Gendell Tontine Management, L.L.C. Tontine Partners, L.P. 1 Sound Shore Drive, Suite 304 Greenwich, Connecticut 06830	41,548	(2)	5.16%

Western Investment LLC 7050 Union Park Avenue Midvale, Utah 84047	77,783	(3)	9.69%

Wells Federal Bank Employee Stock Ownership Plan	91,459	(4)	11.39%
53 First Street SW
Wells, Minnesota 56097

(1)	A person is deemed to be the beneficial owner, for purposes of this table, of any shares of common stock if he has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date hereof. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
(2)	According to the Schedule 13G filed by the reporting persons with the SEC on February 5, 2016, Mr. Gendell is the managing member of Tontine Management, L.L.C., which serves as the general partner of Tontine Partners, L.P. Each of the reporting persons has shared voting and investment power over the shares
(3)	Based on information provided to the Company by Western Investment.
(4)	The Bank’s Employee Stock Ownership Plan (“ESOP”) purchased such shares for the exclusive benefit of ESOP participants. Unallocated shares are held in a suspense account.

(b)          Security Ownership of Management. The following table provides information as of December 31, 2015 concerning ownership of the Company’s Common Stock (which constitutes its only class of equity securities) each of its directors, the named executive officers and all executive officers and directors as a group. Each person listed has sole voting and investment power with respect to the shares listed across from his name except as noted otherwise.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Shares of Common Stock Outstanding

Directors and Executive Officers:
Gerald D. Bastian	30,010	3.72%
Randel I. Bichler	21,099	2.62%
David Buesing	19,913	2.47%
James D. Moll	24,125	2.99%
Richard Mueller	20,986	2.60%
Patrick Scott	—	—%

All Directors and Executive Officers as a group (6 persons)	116,133	15.46%

(1)	A person is deemed to be the beneficial owner, for purposes of this table, of any shares of common stock if he has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date hereof. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.

(c)          Changes in Control. Not applicable.

(d)          Securities Authorized for Issuance Under Equity Compensation Plans. Set forth below is information as of December 31, 2015 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information

	(A)	(B)	(C)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity compensation plans approved by shareholders:

2003 Stock Option Plan	9,050	$28.32	-
2003 Stock Bonus Plan	1,237	$-	17,425
Total	10,137	$28.32	17,425

Item 13. Certain Relationships and Related Transactions, and Director Independence

Loans and Extensions of Credit. The Sarbanes-Oxley Act of 2002 generally prohibits us from making loans to our executive officers and directors, but it contains a specific exemption from such prohibition for loans made by the Bank to our executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk or repayment or present other unfavorable features. The Bank is therefore prohibited from making any loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public, except for loans made under a benefit program generally available to all other employees and that does not give preference to any executive officer or director over any other employee. The Bank is in compliance with these federal regulations with respect to its loans and extensions of credit to executive officers and directors, and all loans and extensions of credit made to these individuals are made on substantially the same terms, including interest-rates and collateral, as those made to individuals unrelated to the Bank.

In addition, loans made by the Bank to a director or executive officer of the Bank must be approved by a majority of the disinterested members of the board of directors. The aggregate amount of the Bank’s loans to its officers and directors and their related entities was $204,000 at December 31, 2015. As of December 31, 2015, these loans were performing according to their original terms.

All loans made by the Bank to directors, executive officers and members of their immediate family were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the lender, and did not involve more than the normal risk of collectability or present other unfavorable features. The Bank is in compliance with these federal regulations with respect to its loans and extensions of credit to executive officers and directors.

Other Transactions. Since January 1, 2015, there have been no transactions, and there are no currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds of $120,000, and in which any of our executive officers and directors had or will have a direct or indirect material interest.

Board Independence

Because our common stock is quoted on the OTCQB, we are not subject to certain rules respecting the independence of directors applicable to companies traded on the Nasdaq Stock Market or on another national securities exchange. However, the board of directors believes that each of our directors, with the exception of Mr. Moll, would be “independent” as defined in the listing standards of the Nasdaq Stock Market if our common stock were listed thereon. Mr. Moll is not independent because he serves as a compensated executive officer of Wells Financial Corp. and Wells Federal Bank.

Item 14. Principal Accounting Fees and Services

Audit Fees. The aggregate fees billed by RSM US LLP for professional services rendered for the audit of the Company’s annual consolidated financial statements and for the review of the consolidated financial statements included in the Company’s Annual reports on Form 10-K and Quarterly Reports on Form 10-Q for the fiscal years ended December 31, 2015 and 2014, were $133,500 and $78,500, respectively.

Audit Related Fees. The aggregate fees billed by RSM US LLP for audit related services for the years ended December 31, 2015 and 2014, were $131,000 and $2,500, respectively. The 2015 fees related to the Company’s Registration Statement on Form S-1 filed with the SEC in connection with the St. James conversion merger transaction.

Tax Fees. The aggregate fees billed by RSM US LLP for professional services rendered for tax compliance, tax advice or tax planning for the years ended December 31, 2015 and 2014 were $23,750 and $14,625, respectively.

All Other Fees. There were no other fees billed by RSM US LLP for all other services for the year ended December 31, 2015 and 2014.

The Audit Committee reviews with Management the selection, evaluation and, if necessary, the termination of the Independent Auditor. The Audit Committee must approve any additional work to be performed by the Independent Auditor, not related to the annual audit or tax return, before the work commences. One hundred percent (100%) of all audit related and tax services were pre-approved by our audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1)         The following financial statements and the report of our independent registered public accounting firm appear in this Annual Report on Form 10-K immediately after this Item 15:

(2)         All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)         The following exhibits are filed as part of this report:

3.1	Articles of Incorporation of Wells Financial Corp.*
3.2	Bylaws of Wells Financial Corp. *
4	Stock Certificate of Wells Financial Corp.*
10.1	Change in Control Severance Agreement between Wells Federal Bank and James D. Moll **
10.2	Wells Financial Corp. 2003 Stock Option Plan *
10.3	Wells Federal Bank 2003 Stock Bonus Plan *
21	Subsidiaries of the Registrant*
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document ****
101.SCH	XBRL Schema Document ****
101.CAL	XBRL Calculation Linkbase Document ****
101.DEF	XBRL Definition Linkbase Document ****
101.LAB	XBRL Labels Linkbase Document ****
101.PRE	XBRL Presentation Linkbase Document ****

*	Incorporated by reference to the Form S-1 Registration Statement (File No. 333-202694)
**	Incorporated by reference to the exhibit to Current Report on Form 8-K filed on August 25, 2015.
****	Submitted as Exhibits 101 to this Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language).

RSM US LLP

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Wells Financial Corp. and Subsidiary
Wells, Minnesota

We have audited the accompanying consolidated balance sheets of Wells Financial Corp. and Subsidiary as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and mezzanine equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wells Financial Corp. and Subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Sioux Falls, South Dakota
March 16, 2016

THE POWER OF BEING UNDERSTOOD

AUDIT | TAX | CONSULTING

RSM US LLP is the U.S. member firm of RSM International, a global network of independent audit, tax, and consulting firms. Visit rsmus.com/aboutus for more information regarding RSM US LLP and RSM International.

Wells Financial Corp. and Subsidiary

Consolidated Balance Sheets

December 31, 2015 and 2014

(Dollars in Thousands, Except Per Share Data)

Assets	2015	2014
Cash and cash equivalents, including interest-bearing accounts, 2015, $6,078; 2014, $7,411	$12,059	$14,373
Certificates of deposit, at cost	9,543	4,181
Federal funds sold	9,100	2,000
Securities available for sale	34,450	34,177
Federal Home Loan Bank stock, at cost	1,986	2,079
Loans held for sale	1,337	1,707
Loans receivable, net of allowance for loan loss of $1,988 in 2015; $2,158 in 2014	197,595	182,050
Accrued interest receivable	1,020	834
Premises and equipment, net	3,368	3,172
Mortgage servicing rights, net	1,863	1,886
Foreclosed real estate, net	1,632	3,656
Other assets	826	1,711
Total assets	$274,779	$251,826

Liabilities, Mezzanine Equity and Stockholders’ Equity

Liabilities
Deposits	$239,950	$221,972
Advances from borrowers for taxes and insurance	2,646	2,630
Accrued interest payable	12	17
Accrued expenses and other liabilities	871	588
Total liabilities	243,479	225,207

Commitments, Contingencies and Credit Risk (Notes 14 and 15)

Mezzanine Equity
Redeemable common stock held by ESOP, $0.10 par value, shares issued and outstanding, 91,459 at December 31, 2015; 95,602 at December 31, 2014	2,881	2,533

Stockholders’ Equity
Preferred stock, no par value; 500,000 shares authorized; none outstanding	-	-
Common stock, $0.10 par value; 7,000,000 shares authorized; 2,174,777 shares issued at December 31, 2015 2,091,898 shares issued at December 31, 2014	217	209
Additional paid-in capital	18,123	17,110
Retained earnings, substantially restricted	39,542	35,552
Accumulated other comprehensive income	66	93
Unallocated Employee Stock Ownership Plan shares	(146)	-
Treasury stock, 2015, 1,463,388 shares; 2014, 1,445,248 shares	(29,383)	(28,878)
Total stockholders’ equity	28,419	24,086
Total liabilities, mezzanine equity and stockholders’ equity	$274,779	$251,826

See Notes to Consolidated Financial Statements.

Wells Financial Corp. and Subsidiary

Consolidated Statements of Income

Years Ended December 31, 2015 and 2014

(Dollars in Thousands, Except Per Share Data)

	2015	2014
Interest income:
Loans receivable	$8,836	$8,088
Investment securities and interest-bearing deposits	712	730
Total interest income	9,548	8,818

Interest expense:
Deposits	450	597
Total interest expense	450	597

Net interest income	9,098	8,221

Provision for loan losses	70	520
Net interest income after provision for loan losses	9,028	7,701

Noninterest income:
Gain on sale of loans held for sale	1,068	803
Loan servicing fees	848	768
Insurance commissions	685	641
Fees and service charges	462	483
Bargain purchase gain	2,848	-
Other	885	874
Total noninterest income	6,796	3,569

Noninterest expenses:
Compensation and benefits	4,770	4,649
Occupancy	757	764
Data processing	965	962
Advertising	287	249
Amortization of mortgage servicing rights	351	324
Other real estate owned	481	499
Other	2,075	1,897
Total noninterest expenses	9,686	9,344

Income before income taxes	6,138	1,926

Income tax expense	1,244	623
Net income	$4,894	$1,303

Earnings per share:
Basic	$6.35	$1.72
Diluted	6.35	1.72

See Notes to Consolidated Financial Statements.

F-3

Wells Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2015 and 2014

(Dollars in Thousands, Except Per Share Data)

	2015	2014

Net income	$4,894	$1,303
Other comprehensive income (loss):
Unrealized gain (loss) on securities, net of related taxes	(27)	357
Comprehensive income	$4,867	$1,660

See Notes to Consolidated Financial Statements.

Wells Financial Corp. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Mezzanine Equity

Years Ended December 31, 2015 and 2014

(Dollars in Thousands, Except Per Share Data)

				Accumulated				Mezzanine Equity
		Additional		Other	Unallocated		Total	Redeemable
	Common	Paid-In	Retained	Comprehensive	ESOP Plan	Treasury	Stockholders’	Common
	Stock	Capital	Earnings	Income (Loss)	Shares	Stock	Equity	Stock

Balances, December 31, 2013	$209	$17,096	$34,893	$(264)	$-	$(28,193)	$23,741	$2,342
Net income	-	-	1,303	-	-	-	1,303	-
Other comprehensive loss, net of related taxes	-	-	-	357	-	-	357	-
Cash dividends declared ($0.60 per share)	-	-	(453)	-	-	-	(453)	-
Stock-based compensation	-	14	-	-	-	18	32	-
Treasury stock purchases, 6,666 shares	-	-	-	-	-	(703)	(703)	-
Change in fair value related to redeemable common stock	-	-	(191)	-	-	-	(191)	191
Balances, December 31, 2014	209	17,110	35,552	93	-	(28,878)	24,086	2,533
Net income	-	-	4,894	-	-	-	4,894	-
Issuance of 78,736 shares of common stock including 6,299 shares acquired by the ESOP, net of costs	8	999	-	-	(172)	-	835	-
Other comprehensive income, net of related taxes	-	-	-	(27)	-	-	(27)	-
Cash dividends declared ($0.72 per share)	-	-	(556)	-	-	-	(556)	-
Stock-based compensation	-	14	-	-	26		40	-
Treasury stock purchases, 18,140 shares, including 10,442 of redeemable common shares	-	-	267	-	-	(505)	(238)	(267)
Change in fair value related to redeemable common stock	-	-	(615)	-	-	-	(615)	615
Balances, December 31, 2015	$217	$18,123	$39,542	$66	$(146)	$(29,383)	$28,419	$2,881

See Notes to Consolidated Financial Statements.

Wells Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31, 2015 and 2014

(Dollars in Thousands, Except Per Share Data)

	2015	2014
Cash Flows From Operating Activities
Net income	$4,894	$1,303
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	70	520
Gain on sale of loans	(1,068)	(803)
Originations of loans held for sale	(33,266)	(25,332)
Proceeds from the sale of loans held for sale	34,704	26,380
Net change in mortgage servicing rights	23	66
Gain on sales of foreclosed real estate, net	(4)	(40)
Deferred income taxes	253	(196)
Depreciation expense	195	182
Amortization of net deferred loan origination fees	(81)	(84)
Amortization of securities premiums	257	210
Impairment of foreclosed real estate	241	302
Stock-based compensation expense	40	32
Bargain purchase gain	(2,848)	-
Changes in assets and liabilities:
Accrued interest receivable	(77)	(30)
Other assets	608	(591)
Accrued expenses and other liabilities	(27)	(129)
Net cash provided by operating activities	3,914	1,790

Cash Flows From Investing Activities
Net decrease (increase) in loans	1,863	(11,334)
Loans purchased – Minnesota Lake	-	(6,247)
Net decrease (increase) in certificates of deposit	250	(486)
Net (increase) decrease in federal funds sold	(7,100)	3,000
Purchase of Federal Home Loan Bank stock	(132)	(215)
Proceeds from sale of Federal Home Loan Bank stock	258	157
Cash flows from available-for-sale securities	375	7,787
Net cash received in conversion/merger	1,337	-
Purchase of premises and equipment	(25)	(314)
Investment in foreclosed real estate	-	(143)
Proceeds from sales of foreclosed real estate	2,049	1,291
Net cash used in investing activities	(1,125)	(6,504)

Cash Flows From Financing Activities
Net decrease in deposits	(5,065)	(4,826)
Deposits assumed - Minnesota Lake	-	12,428
Net increase in advances from borrowers for taxes and insurance	16	16
Issuance of 78,736 shares of common stock, net of issuance costs and ESOP shares	1,007	-
Dividends paid	(556)	(453)
Purchase of treasury stock	(505)	(703)
Net cash (used in) provided by financing activities	(5,103)	6,462
Net (decrease) increase in cash and cash equivalents	(2,314)	1,748

Cash and Cash Equivalents
Beginning	14,373	12,625
Ending	$12,059	$14,373

See additional cash flow information in Footnote19

See Notes to Consolidated Financial Statements

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 1.	Summary of Significant Accounting Policies

Nature of operations: Operations of Wells Financial Corp. (the Company) primarily consist of banking services through Wells Federal Bank (the Bank), and Wells Insurance Agency, Inc., a property and casualty insurance agency. The Company serves its customers through the Bank’s nine locations in south central Minnesota.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Wells Financial Corp., its wholly owned subsidiary, Wells Federal Bank, and the Bank’s wholly owned subsidiary, Wells Insurance Agency, Inc. All significant intercompany transactions and balances are eliminated in consolidation.

Basis of financial statement presentation: The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Use of estimates: In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and revenues and expenses for the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of available-for-sale securities, mortgage servicing rights, and foreclosed real estate.

Cash and cash equivalents: Cash and cash equivalents include cash on hand, demand, and interest-bearing deposits at other financial institutions, and amounts due from banks (including cash items in the process of clearing). For the purpose of reporting cash flows, cash flows from loans (except loans originated for sale), federal funds sold, certificates of deposit, advances from borrowers for taxes and insurance, and deposits are reported net.

Federal Home Loan Bank stock: The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB) and, as such, is required to maintain a minimum investment in stock of the Federal Home Loan Bank that varies with the level of advances outstanding with the Federal Home Loan Bank. The stock is bought from and sold to the Federal Home Loan Bank based upon its $100 par value. The stock does not have a readily determinable fair value and, as such, is classified as restricted stock, carried at cost and evaluated for impairment. In accordance with this guidance, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the Federal Home Loan Bank as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the Federal Home Loan Bank to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the Federal Home Loan Bank and (d) the liquidity position of the Federal Home Loan Bank. The Company has not recognized any impairment as of December 31, 2015 and 2014.

Securities available for sale: Securities classified as available-for-sale include all marketable equity securities and those debt securities the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 1. Summary of Significant Accounting Policies (Continued)

Securities available for sale are carried at fair value. Unrealized gains or losses, net of the related deferred tax effect, are reported as a net amount in accumulated other comprehensive income (loss). Amortization of premiums and accretion of discounts, computed by the interest method over their contractual lives, are recognized in interest income. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Declines in the fair value of individual securities below their amortized cost that are determined to be other than temporary result in write-downs of the individual securities to their fair value, with the resulting write-downs included in current earnings as realized losses.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments. The assessment of whether such impairment has occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded in investment income, and a new cost basis in the investment is established.

Securities with unrealized losses that the Company deems to be other than temporary are recognized as realized losses. The assessment of whether such impairment has occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. As part of their assessment process, management determines whether (a) they do not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that they will not have to sell the debt security prior to recovery, in which case the security would not be considered other than temporarily impaired, unless there is a credit loss. When management does not intend to sell the security, and it is more likely than not they will not have to sell the security before recovery of its cost basis, the Company will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

Loans held for sale: Loans held for sale are those loans the Company has the intent to sell in the foreseeable future. They are carried at the lower of aggregate cost or fair value. Gains and losses on sales of loans are recognized at settlement dates and are determined by the difference between the sales proceeds and the carrying value of the loans after allocating cost to servicing rights retained. All sales are made without recourse.

Interest rate lock commitments on mortgage loans to be funded and sold are valued at fair value and are included in other assets or liabilities, if material.

Loans receivable: The Company generally originates single-family residential loans within its primary lending area of south central Minnesota and northern Iowa. These loans are secured by the underlying properties. The Company is also active in originating residential real estate, commercial real estate, agricultural real estate, commercial construction real estate, residential construction real estate, home equity, commercial operating, agricultural operating, vehicle, and consumer loans.

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, reduced by an allowance for loan losses, unaccreted discount and net deferred origination fees. Interest is accrued daily on the outstanding balances.

Interest on loans is generally recognized over the terms of the loans using the simple-interest method on principal amounts outstanding.

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 1. Summary of Significant Accounting Policies (Continued)

The Company determines a loan to be delinquent when payments have not been made according to contractual terms, typically evidenced by nonpayment of a monthly installment by the due date. Accrual of interest is discontinued for loans at the time the loan is 90 days delinquent, unless the credit is well-secured and in the process of collection. All interest accrued but not collected for loans that are placed on nonaccrual status is reversed against interest income. Accrual of interest is generally resumed when the borrower has demonstrated the ability to make all periodic interest and principal payments.

Allowance for loan losses: The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, the value of underlying collateral, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance consists of specific and general components.

The Company maintains a loan loss reserve for all commercial loans and agricultural operating loans in the portfolio using a risk-rating system. The calculated allowance is evaluated against the historical loss default rate for each loan type above (net of recoveries) to determine an appropriate level of allowance by loan type.

Homogeneous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include consumer, residential real estate, agricultural real estate, home equity, and vehicle loans. Historical loss default rates are multiplied by the total of each portfolio segment to determine an appropriate level of allowance by segment.

The general allowance for loan losses also includes estimated losses resulting from macroeconomic factors and adjustments to account for imprecision of the loan loss model. Macroeconomic factors adjust the allowance for loan losses upward or downward based on the current point in the economic cycle and are applied to the loan loss model through a separate allowance element. The Company reviews the macroeconomic factors in order to conclude they are adequate based on current economic conditions.

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 1. Summary of Significant Accounting Policies (Continued)

The specific component of the allowance for loan losses relates to loans that are considered to be impaired. A loan is impaired when it is probable, based on current information and events, the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured on an individual basis based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. The Company obtains external appraisals on real estate–related impaired loans. Other valuation techniques are used as well, including internal valuations, comparable property analyses, and contractual sales information. The Company may further discount appraisal values based on their age and the relationship to the listed comparables. The amount of impairment, if any, and any subsequent changes are included in the provision for loan losses.

Accrual of interest on impaired loans is discontinued when management believes the borrower’s financial condition is such that collection of interest is doubtful. Impaired loans also include loans that have been renegotiated in a troubled debt restructuring. Cash collections on impaired loans are generally credited to the loan balance, and no interest income is recognized on those loans until the principal balance has been determined to be collectible.

Troubled debt restructurings: A loan is classified as a troubled debt restructuring when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. These concessions may include rate reductions, principal forgiveness, extension of maturity date, and other actions intended to minimize potential losses. Performance prior to the restructuring is considered when assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual at the time of the restructuring or after a shorter performance period.

Loan origination fees and related costs: Loan origination and commitment fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method over the contractual life of the loans, adjusted for estimated prepayments based on the Company’s historical prepayment experience.

Loan servicing: The Company sells loans to investors in the secondary market and generally retains the right to service mortgage loans sold to others. Mortgage servicing rights retained are initially measured at fair value and have been recognized as a separate asset and are being amortized in proportion to and over the period of estimated net servicing income.

Mortgage servicing rights are subject to change based primarily on changes in the mix of loans, interest rates, prepayment speeds, or default rates from the estimates used in the valuation of the mortgage servicing rights. Such changes may have a material effect on the amortization and valuation of mortgage servicing rights. Although management believes that the assumptions used to evaluate the mortgage servicing rights for impairment are reasonable, future adjustment may be necessary if future economic conditions differ substantially from the economic assumptions used to determine the value of the mortgage servicing rights.

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 1. Summary of Significant Accounting Policies (Continued)

Mortgage servicing rights are periodically evaluated for impairment based on the fair value of those rights. Fair values are estimated using discounted cash flows based upon estimated prepayment speeds, ancillary income received from loan servicing, and current interest rates. For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans. The Company stratifies its capitalized mortgage servicing rights based on interest rates and the term of the underlying loans. The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each stratum exceeds their fair value.

Foreclosed real estate: Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at their fair value less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any write-down to fair value less estimated costs to sell at the time of transfer to foreclosed real estate is charged to the allowance for loan loss, establishing a new cost basis. Costs relating to improvement of property are capitalized, whereas costs relating to the holding of property are expensed. Valuations are periodically performed by management, and charge-offs to expense are made if the carrying value of a property exceeds its estimated fair value less estimated costs to sell.

Transfers of financial assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the entity, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the entity does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Core deposit intangible assets:  The Company has $285 and $145 in recorded core deposit intangible assets at December 31, 2015 and 2014.  The amounts are included in the consolidated balance sheets under the caption other assets.  The core deposit intangible assets are being amortized on a straight line basis over 8 years.  Amortization recorded in the years ending December 31, 2015 and 2014 was $68 and $13, respectively

Advertising: Advertising costs are expensed as incurred.

Premises and equipment: Land is carried at cost. Bank premises, leasehold improvements, and furniture, fixtures and equipment are carried at cost, less accumulated depreciation and amortization. Repairs and maintenance are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in other income and expense. Bank premises and furniture, fixtures and equipment are depreciated using the straight-line method over the estimated useful lives of the assets ranging from 10 to 40 years for bank premises and three to seven years for furniture, fixtures and equipment. The cost of leasehold improvements is being amortized using the straight-line method over the terms of the related leases, generally seven to 10 years.

Comprehensive income: Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported on the consolidated statement of comprehensive income (loss). Such items, along with net income, are components of comprehensive income (loss). Gains and losses on available-for-sale securities are reclassified to net income as the gains or losses are realized upon sale of the securities. Other-than-temporary impairment charges are reclassified to net income at the time of the charge.

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 1. Summary of Significant Accounting Policies (Continued)

Income taxes: Deferred taxes are provided on an asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. The Company is allowed bad-debt deductions based on actual charge-offs. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings per share: Basic earnings per common share are computed based upon the weighted-average number of common shares outstanding during each year. Dilutive per share amounts assume conversion, exercise or issuance of all potential common stock instruments, unless the effect is to reduce a loss or increase income per common share.

Employee stock plans: The Company accounts for stock-based compensation plans under the recognition and measurement principles of Equity and Compensation—Stock Compensation topics of the Accounting Standards Codification (ASC), which require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. The effect of these topics is to require entities to measure the cost of employee services received in exchange for stock awards based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award.

Fair value of financial instruments: The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and cash equivalents: The carrying amounts reported for cash and cash equivalents approximate their fair values.

Certificates of deposit: Due to the short duration of the instruments, the carrying amounts reported for certificates of deposit approximate their fair values.

Federal funds sold: The carrying amounts reported for federal funds sold approximate their fair values.

Securities available for sale: The fair value of debt securities was generally determined based on matrix pricing. Matrix pricing is a mathematical technique that utilizes observable market inputs including, for example, yield curves, credit ratings and prepayment speeds. The fair value of government-sponsored enterprise equity securities is determined based on documented trade history.

Federal Home Loan Bank stock: The carrying amount approximates fair value.

Loans held for sale: Fair values are based on quoted market prices of similar loans sold on the secondary market.

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 1. Summary of Significant Accounting Policies (Continued)

Loans and accrued interest receivable: For variable-rate loans that reprice frequently and that have experienced no significant change in credit risk, fair values are based on carrying values. Fair values for all other loans are estimated based on discounted cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The carrying amount of accrued interest receivable approximates its fair value.

Mortgage servicing rights: Fair values are estimated using discounted cash flows based on current market rates and conditions.

Deposits and other liabilities: The fair values disclosed for demand deposits and savings accounts are, by definition, equal to their carrying amounts, which represent the amounts payable on demand. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on those certificates. The carrying amounts of advances by borrowers for taxes and insurance and accrued interest payable approximate their fair values.

Borrowed funds: The fair value of long-term fixed-rate borrowed funds is estimated by using a discounted cash flow analysis based on current incremental borrowing rates for similar types of borrowing arrangements.

Off-balance-sheet instruments: Since the majority of the Company’s off-balance-sheet instruments consist of non–fee-producing commitments to originate and sell loans, the Company has determined they do not have a significant fair value.

Derivatives—rate-lock commitments: The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate-lock commitment). Rate-lock commitments on mortgage loans held for sale are derivatives. Derivative instruments are recognized in the consolidated balance sheet at fair value, and changes in the fair value thereof are recognized in the consolidated statement of income. The Company originates single-family residential loans for sale pursuant to programs primarily with the Federal Home Loan Mortgage Corporation (FHLMC). Under the structure of the programs, at the time the Company initially issues a loan commitment in connection with such programs, it does not lock in a specific interest rate. At the time the interest rate is locked in by the borrower, the Company concurrently enters into a forward loan sale agreement with respect to the sale of such loan at a set price in an effort to manage the interest rate risk inherent in the locked loan commitment.

The forward loan sale agreement also meets the definition of a derivative instrument. Any change in the fair value of the loan commitment after the borrower locks in the interest rate is substantially offset by the corresponding change in the fair value of the forward loan sale agreement related to such loan. The period from the time the borrower locks in the interest rate to the time the Company funds the loan and sells it to FHLMC is generally 60 days. The fair value of each instrument will rise or fall in response to changes in market interest rates subsequent to the dates the interest rate locks and forward loan sale agreements are entered into. In the event that interest rates rise after the Company enters into an interest rate lock, the fair value of the loan commitment will decline. However, the fair value of the forward loan sale agreement related to such loan commitment should increase by substantially the same amount, effectively eliminating the Company’s interest rate and price risk.

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 1. Summary of Significant Accounting Policies (Continued)

At December 31, 2015, the Company had $2,142 of loan commitments outstanding related to loans being originated for sale, all of which were subject to interest rate locks and forward loan sale agreements as described above. The fair values of outstanding interest rate-lock commitments and forward sale commitments were considered immaterial to the Company’s consolidated financial statements as of December 31, 2015 and 2014, and therefore, are not recognized in the consolidated financial statements and are not included in the disclosures in Note 18.

Fair value measurements: The Fair Value topic of the ASC defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurement. This topic also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, with the highest priority being quoted prices in active markets. Fair value measurements are disclosed by level within that hierarchy.

Recent accounting pronouncements: In January 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the standard requires interim and annual disclosure of both (a) the amount of foreclosed residential real estate property held by the creditor and (b) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. ASU 2014-04 permits either a modified retrospective transition method or a prospective transition method and was effective for the Company as of the beginning of the 2015 fiscal year. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, which requires, if certain conditions are met, an entity to derecognize a mortgage loan with a government guarantee upon foreclosure and to recognize a separate other receivable. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This ASU will be effective for the Company for annual periods ending after December 15, 2015, using the same transition method elected under ASU 2014-04. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 1. Summary of Significant Accounting Policies (Continued)

In May 2014, the FASB issued ASU No. 2014-09, Revenue Recognition – Revenue from Contracts with Customers (Topic 606). This ASU provides guidance on when to recognize revenue from contracts with customers. The objective of this ASU is to eliminate diversity in practice related to this topic and to develop guidance that would streamline and enhance revenue recognition requirements. The ASU defines five steps to recognize revenue including, identify the contract with a customer, identify the performance obligations in the contract, determine a transaction price, allocate the transaction price to the performance obligations and then recognize the revenue when or as the entity satisfies a performance obligation. This update is effective for public entities annual reporting periods beginning after December 15, 2017, and the Company is currently assessing the potential impact to the consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU eliminates the requirement to retrospectively account for changes to provisional amounts initially recorded in a business combination. ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined, including the effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The provisions of this ASU are effective for fiscal years beginning after December 15, 2015, and should be applied prospectively to adjustments to provisional amounts that occur after the effective date. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognitions and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 included the following changes: require equity investments to be measured at fair value with changes in fair value recognized in net income, simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities, eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements, and clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. This ASU will be effective for the Company for annual periods ending after December 15, 2018. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Segment reporting: The Company’s activities are considered to be a single industry segment for financial reporting purposes. The Company is engaged in commercial and retail banking, investment and insurance services with operations in southern Minnesota. Substantially all income is derived from a diverse base of commercial and retail lending activities.

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 2. Certificates of Deposit

Certificates of deposit with a carrying value of $9,543 and $4,181 at December 31, 2015, and 2014, respectively, had weighted-average yields of 1.20% and 0.41% at December 31, 2015, and 2014, respectively and weighted average contractual maturities of 1.6 and 0.5 years respectively.

Note 3. Securities Available for Sale

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Residential mortgage-backed agencies	$20,290	$35	$(183)	$20,142
Small business administration commercial pools	2,572	9	(7)	2,574
Obligations of state and political subdivisions	11,442	212	(12)	11,642
Government-sponsored enterprise equity	40	52	-	92
	$34,344	$308	$(202)	$34,450

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Residential mortgage-backed agencies	$22,676	$60	$(191)	$22,545
Small business administration commercial pools	1,835	6	(9)	1,832
Obligations of state and political subdivisions	9,474	250	(26)	9,698
Government-sponsored enterprise equity	40	62	-	102
	$34,025	$378	$(226)	$34,177

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 3. Securities Available for Sale (Continued)

Contractual maturities: The amortized cost and fair value of securities available for sale as of December 31, 2015, by contractual maturity are shown below. Maturities may differ from contractual maturities in residential mortgage-backed securities and Small Business Administration (SBA) pools because the mortgages underlying the securities may be called or repaid without any penalties. In addition, government-sponsored enterprise equity securities have no maturity. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	December 31, 2015
	Amortized Cost	Fair Value

Due in one year or less	$1,620	$1,622
Due in one to five years	4,143	4,175
Due after five through 10 years	4,177	4,295
Due after 10 years	1,502	1,550
	11,442	11,642

Residential mortgage-backed agencies	20,291	20,142
SBA commercial pools	2,572	2,574
Government-sponsored enterprise equity	40	92
	$34,345	$34,450

Pledged securities: Securities with a carrying value of $22,127 and $20,961 at December 31, 2015 and 2014, respectively, were pledged to secure borrowed funds and for other purposes as required or permitted by law.

Changes in other comprehensive income (loss) — unrealized gains on securities available for sale:

	Years Ended December 31
	2015	2014

Balance, beginning	$93	$(264)
Unrealized gains (losses) during the year	(46)	605
Deferred tax effect relating to unrealized gains (losses)	19	(248)
Balance, ending	$66	$93

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 3. Securities Available for Sale (Continued)

Temporarily impaired securities:

	December 31, 2015
			Continuous Unrealized
	Continuous Unrealized		Losses Existing
	Losses Existing 12 Months or Less		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Residential mortgage- backed agencies	$7,975	$76	$6,075	$107	$14,050	$183
SBA pools	1,126	7	-	-	1,126	7
Obligations of states and political subdivisions	2,759	4	925	8	3,684	12
	$11,860	$87	$7,000	$115	$18,860	$202

	December 31, 2014
	Continuous Unrealized		Continuous Unrealized
	Losses Existing		Losses Existing
	12 Months or Less		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Residential mortgage- backed agencies	$5,679	$20	$10,566	$171	$16,245	$191
SBA pools	-	-	1,250	9	1,250	9
Obligations of states and political subdivisions	1,495	6	1,180	20	2,675	26
	$7,174	$26	$12,996	$200	$20,170	$226

There were 37 securities in unrealized loss positions as of December 31, 2015 and 2014. Unrealized losses are deemed to be temporary. Most of these underlying securities consist of mortgage-backed securities. Market fluctuations are caused primarily by changes in interest rates and prepayments of underlying mortgages. Volatility in economic conditions influences the prices of these securities. Gross realized gains and losses, and proceeds on the sale of available-for-sale securities during the years ended December 31, 2015 and 2014 were not significant.

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 4. Loans Receivable and Loans Held for Sale

Composition of loans receivable:

	December 31
	2015	2014

Residential real estate	$60,161	$56,674
Commercial real estate	32,935	30,653
Agricultural real estate	39,271	38,128
Commercial construction real estate	2,264	4,035
Residential construction real estate	1,370	940
Home equity, home improvement and second mortgages	32,645	32,741
Commercial operating and term	9,322	5,718
Agricultural operating and term	12,867	7,714
Vehicle	2,622	1,671
Consumer	6,328	6,279
Total loans	199,785	184,553
Net deferred loan origination fees	(202)	(345)
Allowance for loan loss	(1,988)	(2,158)
Loans receivable, net	$197,595	$182,050

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

Residential real estate loans: The Company originates residential real estate loans in its service area and also originates loans throughout Minnesota through its correspondent bank relationships. These loans are one to four family loans. Currently, the majority of residential real estate loans being originated are sold to the secondary market and are reported in the financial statements as loans held for sale.

Commercial real estate loans: The Company’s goal is to create and maintain a high-quality portfolio of commercial real estate loans with customers who meet the quality and relationship profitability objectives of the Company. Commercial real estate loans are subject to underwriting standards and processes similar to commercial operating and term loans. These loans are underwritten using historical and projected cash flows, and the repayment of these loans is largely dependent on the successful operation of the property. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market, such as geographic location and property type.

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

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 4. Loans Receivable and Loans Held for Sale (Continued)

Commercial construction real estate loans: The Company defines construction loans as loans where the loan proceeds are controlled by the Company and used exclusively for the improvement of real estate in which the Company holds a mortgage. Commercial construction loans are underwritten based on projected cash flows and value of the construction project, generally up to 80% of cost or appraised value, whichever is less. Construction cost over-runs and construction delays may have a negative impact on the property valuation when completed. Due to the inherent risk in this type of loan, they are subject to other industry-specific policy guidelines outlined in the Company’s credit risk policy and are monitored closely.

Residential construction real estate loans: Residential construction loans originated by the Company generally are limited to six-month terms. When construction is completed, these loans are converted to permanent financing or sold to the secondary market. Construction cost over-runs and construction delays may have a negative impact on the property valuation when completed and prevent the Company from selling the permanent financing to the secondary market.

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

Agricultural operating and term loans: Agricultural operating and term loans are originated in the Company’s primary service area and are generally used to purchase agricultural equipment or crop inputs. These loans are primarily secured by agricultural real estate and agricultural equipment or crops. Agricultural term and operating loans are made based primarily on the historical and projected cash flow of the borrower and secondarily on the underlying collateral. Based on an analysis of the customer’s credit, the Company will lend up to 85% of the current market value of the collateral. The cash flows of borrowers, however, may not behave as forecasted, and collateral securing loans may fluctuate in value due to economic or individual performance factors.

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

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 4. Loans Receivable and Loans Held for Sale (Continued)

Loans receivable:

	December 31, 2015
				Loans Past
		30–59 Days	60–89 Days	Due 90 Days	Total
	Current	Past Due	Past Due	or More	Past Due	Total

Residential real estate	$57,608	$857	$194	$1,502	$2,553	$60,161
Commercial real estate	32,935	-	-	-	-	32,935
Agricultural real estate	38,884	-	-	387	387	39,271
Commercial construction real estate	2,264	-	-	-	-	2,264
Residential construction real estate	1,370	-	-	-	-	1,370
Home equity, home improvement and second mortgages	31,892	597	79	77	753	32,645
Commercial operating and term	9,061	154	36	71	261	9,322
Agricultural operating and term	12,860	7	-	-	7	12,867
Vehicle	2,591	12	3	16	31	2,622
Consumer	6,304	16		8	24	6,328
Total loans	$195,769	$1,643	$312	$2,061	$4,016	$199,785

Nonperforming loans	$-	$-	$-	$2,061	$2,061	$2,061

	December 31, 2014
				Loans Past
		30–59 Days	60–89 Days	Due 90 Days	Total
	Current	Past Due	Past Due	or More	Past Due	Total

Residential real estate	$54,699	$781	$507	$687	$1,975	$56,674
Commercial real estate	30,653	-	-	-	-	30,653
Agricultural real estate	37,843	285	-	-	285	38,128
Commercial construction real estate	4,035	-	-	-	-	4,035
Residential construction real estate	940	-	-	-	-	940
and second mortgages	32,291	193	2	255	450	32,741
Commercial operating and term	5,569	82	-	67	149	5,718
Agricultural operating and term	7,674	40	-	-	40	7,714
Vehicle	1,661	8	1	1	10	1,671
Consumer	6,243	26	10	-	36	6,279
Total loans	$181,608	$1,415	$520	$1,010	$2,945	$184,553

Nonperforming loans	$-	$-	$-	$1,010	$1,010	$1,010

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 4. Loans Receivable and Loans Held for Sale (Continued)

Recorded investment in nonaccrual loans and loans past due 90 days or more and still accruing by class of loans as of December 31, 2015 and 2014, were as follows:

	December 31, 2015
		Loans Past Due
		90 Days or More
	Nonaccrual	and Still Accruing

Residential real estate	$1,502	$-
Agricultural real estate	386	-
Home equity, home improvement and second mortgages	78	-
Commercial operating and term	71	-
Vehicle	16	-
Consumer	8	-
Total	$2,061	$-

	December 31, 2014
		Loans Past Due
		90 Days or More
	Nonaccrual	and Still Accruing

Residential real estate	$687	$-
Home equity, home improvement and second mortgages	255	-
Commercial operating and term	67	-
Vehicle	1	-
Total	$1,010	$-

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 4. Loans Receivable and Loans Held for Sale (Continued)

No interest income was recognized on nonaccrual loans for the years ended December 31, 2015 and 2014.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass-rated loans. Loans listed as not rated are included in groups of homogeneous loans with similar risk and loss characteristics. The following tables present the risk category of loans by class of loans based on the most recent analyses performed and the contractual aging as of December 31, 2015 and 2014:

	December 31, 2015
		Special
	Pass	Mention	Substandard	Doubtful	Total

Commercial real estate	$29,952	$1,558	$1,425	$-	$32,935
Agricultural real estate	38,913	358	-	-	39,271
Commercial construction real estate	2,264	-	-	-	2,264
Commercial operating and term	9,221	57	44	-	9,322
Agricultural operating and term	12,867	-	-	-	12,867
Total	$93,217	$1,973	$1,469	$-	$96,659

	December 31, 2014
		Special
	Pass	Mention	Substandard	Doubtful	Total

Commercial real estate	$26,449	$3,556	$648	$-	$30,653
Agricultural real estate	38,128	-	-	-	38,128
Commercial construction real estate	4,035	-	-	-	4,035
Commercial operating and term	5,426	-	292	-	5,718
Agricultural operating and term	7,714	-	-	-	7,714
Total	$81,752	$3,556	$940	$-	$86,248

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 4. Loans Receivable and Loans Held for Sale (Continued)

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

Impaired loans also include loans modified in a troubled debt restructuring where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collections. The following tables present troubled debt restructurings by class of loans for the years ended December 31, 2015 and 2014:

Year Ended December 31, 2015
		Premodification	Postmodification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment
Total debt restructuring:
Residential real estate	3	$368	$368
Modified payment terms

Year Ended December 31, 2014
		Premodification	Postmodification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment
Total debt restructuring:
Residential real estate	1	$46	$46
Modified payment terms and interest rates

There were no loans modified in a troubled debt restructuring that subsequently defaulted for the years ended December 31, 2015 and 2014.

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 4. Loans Receivable and Loans Held for Sale (Continued)

Loans individually evaluated for impairment by class of loans as of December 31, 2015 and 2014, are as follows:

	December 31, 2015
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Residential real estate	$463	$463	$-	$491	$24
Commercial real estate	575	575	-	648	21
With an allowance recorded:
Residential real estate	499	499	86	534	36
Commercial real estate	1,531	1,531	287	1,551	57
Home equity, home improvement and second mortgages	31	31	31	32	2
Commercial operating and term	54	54	27	67	3
Vehicle and Consumer	11	11	9	9	-
Total	$3,164	$3,164	$440	$3,332	$143

	December 31, 2014
	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Residential real estate	$461	$461	$-	$505	$27
With an allowance recorded:
Residential real estate	822	822	115	830	34
Commercial real estate	2,637	2,637	341	2,690	99
Home equity, home improvement and second mortgages	73	73	73	74	2
Commercial operating and term	63	63	32	-	2
Vehicle and Consumer	16	16	12	16	2
Total	$4,072	$4,072	$573	$4,115	$166

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 4. Loans Receivable and Loans Held for Sale (Continued)

Allowance for loan losses:

	Year Ended December 31, 2015
	Balance,				Balance,
	Beginning	Charge-offs	Recoveries	Provision	Ending

Residential real estate	$545	$-	$-	$(88)	$457
Commercial real estate	722	-	-	(163)	559
Agricultural real estate	155	-	-	43	198
Commercial construction real estate	12	-	-	-	12
Residential construction real estate	13	-	-	(6)	7
Home equity, home improvement and second mortgages	431	(125)	22	66	394
Commercial operating and term	109	(159)	-	251	201
Agricultural operating and term	31	-	-	28	59
Vehicle	28	-	4	(6)	26
Consumer	112	(81)	99	(55)	75
Total	$2,158	$(365)	$125	$70	$1,988

	Year Ended December 31, 2014
	Balance,				Balance,
	Beginning	Charge-offs	Recoveries	Provision	Ending

Residential real estate	$433	$(6)	$11	$107	$545
Commercial real estate	624	-	7	91	722
Agricultural real estate	130	-	-	25	155
Commercial construction real estate	2	-	-	10	12
Residential construction real estate	11	-	-	2	13
Home equity, home improvement and second mortgages	254	(183)	39	321	431
Commercial operating and term	87	(1)	-	23	109
Agricultural operating and term	18	-	-	13	31
Vehicle	30	-	3	(5)	28
Consumer	135	(28)	72	(67)	112
Total	$1,724	$(218)	$132	$520	$2,158

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 4. Loans Receivable and Loans Held for Sale (Continued)

The allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2015 and 2014, are as follows:

	December 31, 2015
	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
Allowance for loan losses:
Residential real estate	$86	$371	$457
Commercial real estate	287	272	559
Agricultural real estate	-	198	198
Commercial construction real estate	-	12	12
Residential construction real estate	-	7	7
Home equity, home improvement/second mortgages	31	363	394
Commercial operating and term	27	174	201
Agricultural operating and term	-	59	59
Vehicle	2	24	26
Consumer	7	68	75
Total	$440	$1,548	$1,988

	December 31, 2015
	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
Loans:
Residential real estate	$962	$59,199	$60,161
Commercial real estate	2,106	30,829	32,935
Agricultural real estate	-	39,271	39,271
Commercial construction real estate	-	2,264	2,264
Residential construction real estate	-	1,370	1,370
Home equity, home improvement/second mortgages	-	32,645	32,645
Commercial operating and term	31	9,291	9,322
Agricultural operating and term	54	12,813	12,867
Vehicle	2	2,620	2,622
Consumer	9	6,319	6,328
Total	$3,164	$196,621	$199,785

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 4. Loans Receivable and Loans Held for Sale (Continued)

	December 31, 2014
	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
Allowance for loan losses:
Residential real estate	$115	$430	$545
Commercial real estate	341	381	722
Agricultural real estate	-	155	155
Commercial construction real estate	-	12	12
Residential construction real estate	-	13	13
Home equity, home improvement/second mortgages	73	358	431
Commercial operating and term	32	77	109
Agricultural operating and term	-	31	31
Vehicle	-	28	28
Consumer	12	100	112
Total	$573	$1,585	$2,158

	December 31, 2014
	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
Loans:
Residential real estate	$1,283	$55,391	$56,674
Commercial real estate	2,637	28,016	30,653
Agricultural real estate	-	38,128	38,128
Commercial construction real estate	-	4,035	4,035
Residential construction real estate	-	940	940
Home equity, home improvement/second mortgages	73	32,668	32,741
Commercial operating and term	63	5,655	5,718
Agricultural operating and term	-	7,714	7,714
Vehicle	-	1,671	1,671
Consumer	16	6,263	6,279
Total	$4,072	$180,481	$184,553

Loans with a carrying value of $102,138 and $96,740 at December 31, 2015 and 2014, respectively, were pledged to secure borrowed funds.

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 4. Loans Receivable and Loans Held for Sale (Continued)

Related-party loans: The Company has entered into transactions with its executive officers, directors, significant shareholders, and their affiliates (related parties). The aggregate amounts of loans to such related parties at December 31, 2015 and 2014, were $204 and $342, respectively. During 2015 and 2014, new loans to such related parties were $116 and $185, respectively, repayments were $157 and $67, respectively, and reduced by $97 and $191 because of officer and director retirements, respectively. In the opinion of management, these loans have terms similar to other customer loans and do not present more than normal risk of collection.

Loans held for sale: As of December 31, 2015 and 2014, the Company’s loans held for sale were $1,337 and $1,707, respectively, and consisted of one- to four-family residential real estate loans.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments. The Company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitments and the current market interest rate. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into a commitment to sell these loans at the same time that the interest rate lock commitment is quoted. The commitments to sell loans are also considered derivative instruments, with offsetting estimated fair values based on changes in current market rates. These commitments are not designated as hedging instruments and, therefore, changes in fair value are recognized immediately into income. The fair values of the Company’s derivative instruments are offsetting and deemed to be immaterial. The net gain on the derivative instruments was $348 and $247 in 2015 and 2014, respectively, and is included in the caption, gain on sale of loans held for sale, in the consolidated statements of income.

Note 5. Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans as of December 31, 2015 and 2014, were $317,047 and $332,075, respectively, and consist of one- to four-family residential real estate loans. These loans are serviced primarily for the Federal Home Loan Mortgage Corporation, Federal Home Loan Bank and Federal National Mortgage Association.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in advances from borrowers for taxes and insurance, were $2,310 and $2,347 at December 31, 2015 and 2014, respectively.

Mortgage servicing rights are summarized as follows for the years ended December 31, 2015 and 2014:

	2015	2014

Balance at beginning of year, net	$1,886	$1,952
Mortgage servicing rights capitalized	343	258
Amortization expense	(351)	(324)
Valuation provision	(15)	-
Balance at end of year, net	$1,863	$1,886

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 5. Loan Servicing (Continued)

The estimated fair value of mortgage servicing rights was $2,293 and $2,578 at December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, the valuation allowance was $0 and $15, respectively.

The following table indicates the estimated future amortization expense for mortgage servicing rights. The estimated amortization expense is based on existing asset balances. The timing of amortization expense actually recognized in future periods may differ significantly depending upon prepayment speeds affected by economic conditions, mortgage interest rates, and other matters.

Years Ending December 31,

2016	$368
2017	330
2018	294
2019	258
2020	224
Thereafter	389
$1,863

Note 6. Premises and Equipment

	December 31
	2015	2014

Land	$515	$464
Buildings and improvements	4,931	4,631
Leasehold improvements	473	473
Furniture, fixtures and equipment	3,059	3,018
	8,978	8,586

Less accumulated depreciation and amortization	5,610	5,414
	$3,368	$3,172

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 7. Foreclosed Real Estate

An analysis of activity for foreclosed real estate is as follows:

	Years Ended December 31
	2015	2014

Balance at beginning of year	$3,656	$4,340
Transfers from loans	262	726
Capitalized expenses	-	143
Proceeds from sales	(2,049)	(1,291)
Charge-offs/write-downs	(241)	(302)
Net gain (loss) on sales	4	40
Balance at end of year	$1,632	$3,656

Expenses applicable to foreclosed real estate include the following amounts reported in other real estate owned expense:

	Years Ended December 31
	2015	2014

Net gain on sales	$(4)	$(40)
Impairment	241	302
Operating expenses, net of rental income	244	237
	$481	$499

At December 31, 2015 there were no properties in the process of repossession. At December 31, 2014 there were two properties in the process of repossession with a combined carrying amount of $128.

Note 8. Deposits

	December 31
	2015	2014

Demand deposits, noninterest-bearing	$21,084	$16,610
NOW and money market accounts	105,962	95,775
Savings accounts	50,892	42,133
Certificates of deposit	62,012	67,454
	$239,950	$221,972

The aggregate amount of certificates of deposit over $100 was $15,243 and $15,853 at December 31, 2015 and 2014, respectively. The aggregate amount of certificates of deposit over $250 was $1,053 and $826 at December 31, 2015 and 2014, respectively.

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 8. Deposits (Continued)

A summary of scheduled maturities of certificates of deposit is as follows:

Years Ending December 31,

2016	$39,116
2017	12,157
2018	5,547
2019	5,066
2020	126
$62,012

Note 9. Borrowed Funds

The Company has no outstanding advances from the FHLB of Des Moines as of December 31, 2015 and 2014. The maximum borrowing capacity, based on securities and loans pledged, from the FHLB of Des Moines was $75,032 as of December 31, 2015. At December 31, 2014, the Company had a variable rate $1,500 revolving one of credit from United Bankers Bank. There was no outstanding balance on this note at December 31, 2014. The note matured on May 20, 2015 and was not renewed.

Note 10. Income Tax Matters

The components of income tax expense are as follows:

	Years Ended December 31
	2015	2014
Federal:
Current	$734	$599
Deferred	190	(147)
	924	452
State:
Current	257	220
Deferred	63	(49)
	320	171
Total	$1,244	$623

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 10. Income Tax Matters (Continued)

Total income tax expense differed from the amounts computed by applying the statutory U.S. federal income tax rate (35 percent) to income before income taxes as a result of the following:

	Years Ended December 31
	2015	2014

Computed expected tax expense	$2,148	$674
State income taxes, net of federal benefit	208	118
Bargain purchase gain	(997)	-
Effect of graduated rates	(61)	(19)
Other	(54)	(150)
Income tax expense	$1,244	$623

The Company utilizes a two-step process to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement. The Company and its subsidiary file consolidated federal and state income tax returns. At December 31, 2015, the federal and Minnesota tax returns that the Company files are open for examination by taxing authorities for the years 2012, 2013 and 2014. The Company considers many factors when evaluating and estimating the Company’s tax positions, which may require periodic adjustments. At December 31, 2015, the Company did not record any liabilities for uncertain tax positions.

The Company recognizes accrued penalty and interest on uncertain tax positions, if any, as a component of its income tax expense.

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 10. Income Tax Matters (Continued)

The net deferred tax assets (liabilities) included in the accompanying consolidated balance sheets in other assets includes the following:

	December 31
	2015	2014
Deferred tax assets:
Allowance for loan losses	$795	$873
Management stock bonus plan	6	6
Accrued compensation	29	15
Impairment of securities	196	196
Repossessed property	297	664
Unaccreted discount	35	48
Accrual to cash	14	-
Other	144	47
Total deferred tax assets	1,516	1,849

Deferred tax liabilities:
Premises and equipment	110	99
FHLB stock	130	131
Mortgage servicing rights	745	763
Deferred loan origination fees	25	31
Securities available for sale	39	58
Prepaid expenses	52	77
Accrued real estate taxes	41	40
Other	32	74
Total deferred tax liabilities	1,174	1,273
Net deferred tax assets	$342	$576

Deferred tax liabilities of $241 were recorded in 2015 relating to the St. James acquisition. The total change in net deferred tax assets (excluding securities available for sale of $494) less the St. James deferred tax liabilities of $241 is the deferred tax expense of $253.

Retained earnings include approximately $2,211 related to the pre-1987 allowance for loan losses for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad-debt deductions for tax purposes only. If the Bank no longer qualifies as a bank or in the event of a liquidation of the Bank, income would be created for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for financial statement purposes was approximately $884.

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 11. Equity, Regulatory Capital and Dividend Restrictions

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total Tier I capital and common equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2015, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2015, the most recent notification of the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for Prompt Corrective Action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table summarizes the Bank’s compliance with its regulatory capital requirements:

			Minimum		Minimum to Be Well
			for Capital		Capitalized Under
	Actual		Adequacy Purposes		Prompt Corrective Action Provisions
	Amount	Percent	Amount	Percent	Amount	Percent
As of December 31, 2015:
Tier I capital
(to average assets)	$28,734	10.48%	$10,967	4.00%	$13,709	5.00%
Common equity Tier I capital
(to risk weighted assets)	28,734	14.56%	8,884	4.50%	12,832	6.50%
Tier I capital
(to risk weighted assets)	28,734	14.56%	11,845	6.00%	15,793	8.00%
Total risk based capital
(to risk weighted assets)	30,722	15.56%	15,793	8.00%	19,742	10.00%
As of December 31, 2014:
Tier I capital
(to average assets)	25,380	9.90%	10,255	4.00%	12,819	5.00%
Tier I capital
(to risk weighted assets)	25,380	13.58%	7,478	4.00%	11,217	6.00%
Total capital
(to risk weighted assets)	27,566	14.74%	14,956	8.00%	18,695	10.00%

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 11. Equity, Regulatory Capital and Dividend Restrictions (Continued)

In July 2013, the federal banking agencies issued a final rule revising the regulatory capital rules applicable to most national bank and federal savings associations as well as their holding companies generally beginning on January 1, 2015. The rule implements the Basel Committee’s December 2010 framework known as “Basel Ill” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The final rule implements a revised definition of regulatory capital, a new common equity Tier 1 minimum capital requirement of 4.50%, and a higher minimum Tier 1 capital requirement of 6.00% (which is an increase from 4.00%). Under the final rule, the total capital ratio remains at 8.00% and the minimum leverage ratio (Tier 1 capital to total assets) for all banking organizations, regardless of supervisory rating, is 4.00%.

Additionally, under the final rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a 2.5% capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to risk-weighted assets. The final rule also enhances risk sensitivity and addresses weaknesses identified by the regulators over recent years with the measure of risk weighted assets, including through new measures of creditworthiness to replace references to credit ratings, consistent with the requirements of the Dodd-Frank Act.

Except for the largest internationally active banking organizations (which are subject to the “advanced approaches” provisions of the final rule), the new minimum capital requirements generally become effective for all banking organizations on January 1, 2015, whereas the capital conservation buffer and the deductions from common equity Tier 1 capital phase in over time, beginning on January 1, 2016 and through January 1, 2019. Similarly, non-qualifying capital instruments phase out over time.

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 12. Earnings Per Share

A reconciliation of the income and common stock share amounts used in the calculation of basic and diluted earnings per share follows:

	Year Ended December 31, 2015
		Weighted-average	Per Share
	Income	Shares	Amount
Basic earnings per share:
Net income	$4,894	770,569	$6.35
Effect of dilutive securities:
Stock options	-	629
Diluted earnings per share:
Net income plus assumed conversions	$4,894	771,198	$6.35

	Year Ended December 31, 2014
		Weighted-average	Per Share
	Income	Shares	Amount
Basic earnings per share:
Net income	$1,303	755,781	$1.72
Effect of dilutive securities:
Stock options	-	1,360
Diluted earnings per share:
Net income plus assumed conversions	$1,303	757,141	$1.72

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 13. Employee Benefit Plans

Defined contribution 401(k) plan: The Company provides a 401(k) plan that covers substantially all of the Bank’s employees who are eligible as to age and length of service. A participant may elect to make contributions of up to 15 percent of the participant’s annual compensation. At the discretion of the Board of Directors, the Bank may make matching and other contributions to the plan. Discretionary matching contributions of $80 and $75 (up to 3 percent of participant annual compensation) were made for the years ended December 31, 2015 and 2014, respectively.

Employee stock ownership plan: An employee stock ownership plan (ESOP) was adopted in 1995, covering all full-time employees of the Company who have attained age 21 and completed one year of service during which they worked at least 1,500 hours.

The Company makes annual discretionary contributions to the ESOP. As these funds are available, the ESOP acquires shares of Company stock and allocates the shares to ESOP participants. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. In 2015 and 2014, 6,299 and 7,570 shares, respectively, were purchased, and 2,505 and 2,839 shares, respectively, were allocated to ESOP participants at a cost of approximately $64 for both 2015 and 2014, which was charged to compensation expense.

The ESOP held 91,459 and 95,602 shares of Company stock at December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, 86,135 and 89,304 shares, respectively, have been released for allocation to participants. Allocated shares held by the ESOP are treated as outstanding in computing earnings per share.

The Company is subject to a put option on ESOP shares distributed to participants. The put option is a right to demand that the Company buy shares of its stock held by the participant for which there is no market. The put price is representative of the fair market value of the stock, which is approximately $31.50 and $26.50 per share per independent valuation as of December 31, 2015 and 2014, respectively. The Company must pay for the purchase within a five-year period. Since this put right is outside the control of the Company, this results in the classification of these shares as redeemable common stock in the mezzanine equity section of the balance sheet at their fair value, with changes to fair value recorded in retained earnings. The fair value of unreleased shares as of December 31, 2015 and 2014 was $168 and $167, respectively.

Stock option plans:

Wells Financial Corp. 2003 Stock Option Plan: In 2003 the Company approved the Wells Financial Corp. 2003 Stock Option Plan (the Plan). Pursuant to the Plan, stock options for 120,000 common shares may be granted to officers, directors, employees and other persons providing services to the Company. The Plan options have a maximum term of 10 years and are granted with an exercise price equal to the market price on the grant date. Awards to nonemployee directors are exercisable on the grant date. Awards to employees are generally exercisable on the grant date subject to employment conditions.

Options granted under the Plan may be options that qualify as Incentive Stock Options, as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or options that do not so qualify.

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 13. Employee Benefit Plans (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Grant-date fair values were computed using the following assumptions: estimated life (in years), risk-free interest rate, expected volatility and dividend rate. The expected volatility is based on historical volatility for the estimated term of the award. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Stock option activity and balances as of December 31, 2015 and 2014, and during the years then ended are presented below:

		Years Ended December 31
	2015			2014
	Aggregate		Weighted-		Weighted-
	Intrinsic		Average		Average
Fixed Options	Value	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of year	$9	16,950	$29.10	27,700	$29.29
Granted		-	-	-	-
Exercised		-	-	(2,850)	19.10
Forfeited		(7,900)	30.00	(7,900)	33.38
Outstanding, end of year	$33	9,050	$28.32	16,950	$29.10

The aggregate intrinsic value of a stock option in the table above represents the total pretax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders, had all option holders exercised their options on December 31, 2014. The intrinsic value changes based on changes in the market value of the Company’s stock. The total intrinsic value of options exercised during 2014 was $25, respectively. The Company has purchased treasury stock and uses these shares for options exercised.

The status of the 9,050 options outstanding at December 31, 2015, is presented below:

		Exercise	Remaining		Exercisable
		Price	Contractual	Number	Intrinsic
Date of Award	Shares	Per Share	Life (Years)	Exercisable	Value

March 20, 2007	7,950	$29.60	1.2	7,950	$19
May 18, 2010	1,100	19.10	4.4	1,100	14

For the years ended December 31, 2015 and 2014, the Company recognized $0 and $8 in compensation expense related to awards issued under this plan.

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 13. Employee Benefit Plans (Continued)

Management stock bonus plan: The Company adopted the Wells Federal Bank 2003 Stock Bonus Plan in 2003 (the 2003 Plan). The Company authorized nonvested stock awards of up to 50,000 shares to directors, officers and employees of the Company. These awards vest at the rate of 25 percent per year of continuous service with the Company. There are 17,425 shares available to be issued under the 2003 Plan at December 31, 2015 and 2014.

The status of nonvested shares outstanding as of December 31, 2015 and 2014, and the changes during the years then ended are presented below:

	Years Ended December 31
	2015	2014

Outstanding at beginning of year	1,781	2,618
Granted	-	-
Forfeited	-	-
Vested	(544)	(837)
Outstanding at end of year	1,237	1,781

The total fair value of shares vested during the years ended December 31, 2015 and 2014, was $18 and $17, respectively. The Company recorded compensation expense of $13 and $25 related to this plan for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015, there was a total of $10 of unrecognized compensation expense related to stock-based compensation arrangements granted under this plan. The expense expected to be recognized is $7 in 2016 and $3 in 2017. The total tax benefit recognized in the consolidated financial statements for the years ended December 31, 2015 and 2014, related to shares granted under the plan was $11 and $17, respectively. The total tax benefit realized on the tax returns for the years ended December 31, 2015 and 2014, was $17 and $21, respectively.

Note 14. Commitments and Contingencies

The Company leases certain branch facilities under operating leases. Some leases require the Company to pay related insurance, maintenance and repairs, and real estate taxes. The Company also has an agreement with its data processor whereby the processor agrees to provide certain data and item processing services that expire in 2020. The agreement automatically renews in five-year intervals unless terminated by either party. Future minimum rental and data processing commitments under these agreements as of December 31, 2015, are estimated as follows:

Years Ending December 31,	Rental	Data Processing

2016	$70	$686
2017	34	601
2018	-	558
2019	-	558
2020	-	140

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 14. Commitments and Contingencies (Continued)

Total rental expense related to operating leases was approximately $159 and $172 for the years ended December 31, 2015 and 2014, respectively. Total data processing expense related to servicing agreements was $965 and $962 for the years ended December 31, 2015 and 2014, respectively.

In the normal course of business, the Company may be involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

Note 15. Financial Instruments With Off-Balance-Sheet Risk

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

Commitments to extend credit on loans totaled approximately $44,081 and $38,110 at December 31, 2015 and 2014, respectively.

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

Note 16. Business Combination

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
(Dollars in Thousands, Except Per Share Data)

Note 16. Business Combination (continued)

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

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 16. Business Combination (continued)

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

The composition of the acquired loans at July 16, 2015 was as follows:

	Contractual Amount	Fair Value Adjustments	Fair Value
Residential real estate	$6,480	$74	$6,554
Revolving, open end residential real estate	336	(1)	335
Agricultural real estate	5,437	57	5,494
Agricultural operating and term	2,588	2	2,590
Commercial real estate	1,262	2	1,264
Automobile loans	721	(8)	713
Other consumer	602	(46)	556
Total	$17,426	$80	$17,506

The Company estimates that $79 of the contractual amounts receivable for loans acquired will not be collected.

The following table presents pro forma financial information assuming the acquisition occurred on January 1, 2014:

	Years Ended December 31,
	2015	2014
Revenues (interest and noninterest income)	$13,815	$13,026
Net income	$2,081	$1,356
Diluted net income per share	$2.43	$1.62
Diluted weighted-average shares	$2.43	$1.62

The bargain purchase gain is excluded from the pro forma table above.

To determine pro forma information, the Company adjusted its 2015 and 2014 historical results to include the historical results of St. James.

Stock issuance costs incurred totaled $1,147. The stock issuance costs were offset against the proceeds of the offering, which was recognized as paid-in capital.

Merger costs of $332 and $334 were expensed during the years ended December 31, 2015 and 2014, respectively.

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 17. Concentrations

Concentration by geographic location: The Company makes agricultural, commercial, residential and consumer loans to customers primarily in south central Minnesota and northern Iowa. Although the Company’s loan portfolio is diversified, there is a relationship in this region between the agricultural economy and the economic performance of loans made to nonagricultural customers. The Company’s lending policies for agricultural and nonagricultural customers require loans to be well-collateralized and supported by cash flows. Collateral for agricultural loans includes equipment, crops, livestock and land. Credit losses from loans related to the agricultural economy are consistent with credit losses experienced in the portfolio as a whole. The concentration of credit in the regional agricultural economy is taken into consideration by management in determining the allowance for loan losses.

Concentration by institution: The nature of the Company’s business requires that it maintain amounts due from banks that, at times, may exceed federally insured limits. The Company has not experienced any losses in such amounts. At December 31, 2015 and 2014, the Company had $13,582 and $7,411, respectively, on deposit with United Bankers Bank, which is included in cash and cash equivalents and federal funds sold on the consolidated balance sheets. The Company has evaluated its customers and has not identified any major customers as defined by generally accepted accounting principles.

Note 18. Fair Value Measurements

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

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 18. Fair Value Measurements (Continued)

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

Redeemable common stock: The Company has certain shares of common stock outstanding whereby the holder may put its shares to the Company for cash. This redeemable common stock is recorded at its fair value in the mezzanine equity section of our consolidated balance sheets and changes in fair value are recorded in retained earnings. Under the terms of the agreement, the fair value of common stock is determined annually by applying a market valuation approach based upon comparative financial and pricing analysis of the Company with a peer group of publicly traded financial institutions. The comparative financial analysis is based on three types of market pricing ratios: price to earnings, price to book (or price to tangible book) and price to assets, with a greater emphasis given to price to earnings and price to book value. Valuations include assumptions not observable in the marketplace, and the related fair value measurements have been categorized as level 3 measurements.

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

Foreclosed real estate: Foreclosed real estate is recorded at fair value based on property appraisals, less estimated selling costs, at the date of transfer. The carrying value of foreclosed real estate is not remeasured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs. Property appraisals are based on assumptions generally not observable in the marketplace, and the related nonrecurring fair value measurement adjustments have been classified as Level 3.

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 18. Fair Value Measurements (Continued)

Mortgage servicing rights: Mortgage servicing rights are initially measured at fair value in the Company’s consolidated balance sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with ASC Topic 860, the Company must record impairment charges when the carrying value of certain strata exceeds their estimated fair value. To estimate the fair value of servicing rights, the Company computes the present value of expected future cash flows associated with the servicing rights using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing, and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceeds estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 2 valuation.

The following tables summarize assets and (liabilities) measured at fair value as of December 31, 2015 and 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Recurring:
Investment securities available for sale:
Residential mortgage-backed securities	$-	$20,142	$-	$20,142
SBA pools	-	2,574	-	2,574
Obligations of states and political subdivisions	-	11,642	-	11,642
Government-sponsored enterprise equity Securities	-	92	-	92
Redeemable common stock	-	-	(2,881)	(2,881)
Nonrecurring:
Foreclosed real estate	-	-	1,632	1,632
Collateral-dependent impaired loans	-	-	1,685	1,685

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 18. Fair Value Measurements (Continued)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
Recurring:
Investment securities available for sale:
Residential mortgage-backed securities	$-	$22,545	$-	$22,545
SBA pools	-	1,832	-	1,832
Obligations of states and political subdivisions	-	9,698	-	9,698
Government-sponsored enterprise equity Securities	-	102	-	102
Redeemable common stock	-	-	(2,533)	(2,533)
Nonrecurring:
Foreclosed real estate	-	-	3,656	3,656
Collateral-dependent impaired loans	-	-	3,002	3,002
Mortgage servicing rights	-	646	-	646

Changes in the fair value of redeemable common stock, which is a recurring fair value measurements using significant unobservable inputs (Level 3), for the fiscal years ended December 31, 2015 and 2014 were as follows:

Balance as of December 31, 2013	$2,342
Change in fair value related to redeemable common stock	191
Balance as of December 31, 2014	2,533
Purchase of shares by the Company	(267)
Change in fair value related to redeemable common stock	615
Balance as of December 31, 2015	$2,881

For the fiscal years ended December 31, 2015 and 2014 there were no transfers in or out of Levels 1, 2, and 3.

ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not recognized at fair value on a recurring basis or nonrecurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are recognized at fair value on a recurring or nonrecurring basis are discussed above. The methodologies for financial assets and financial liabilities are discussed in Note 1.

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 18. Fair Value Measurements (Continued)

The estimated fair values of the Company’s financial instruments are as follows:

		December 31
		2015		2014
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$12,059	$12,059	$14,373	$14,373
Certificates of deposit	Level 2	9,543	9,543	4,181	4,181
Federal funds sold	Level 2	9,100	9,100	2,000	2,000
Securities available for sale	Level 2	34,450	34,450	34,177	34,177
FHLB stock	Level 2	1,986	1,986	2,079	2,079
Loans held for sale	Level 2	1,337	1,337	1,707	1,707
Loans receivable, net	Level 2	197,595	199,971	182,050	183,219
Accrued interest receivable	Level 2	1,020	1,020	834	834
Mortgage servicing rights	Level 2	1,863	2,293	1,886	2,578
Financial liabilities:
Deposits	Level 2	239,950	232,350	221,972	215,199
Advances from borrowers for taxes and insurance	Level 2	2,646	2,646	2,630	2,630
Accrued interest payable	Level 2	12	12	17	17

Interest rate risk: The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change, and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to manage interest rate risk. However, borrowers with fixed-rate obligations are more likely to prepay in a falling-rate environment and less likely to prepay in a rising-rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising-rate environment and less likely to do so in a falling-rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

The fair value of commitments to extend credit is based on fees currently charged to enter into similar agreements with comparable credit risks and the current creditworthiness of the parties. Commitments are generally short-term in nature and, if drawn upon, are issued under current market terms and conditions for credits with comparable risks. Therefore, the fair values of these financial instruments are not significant.

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 19. Additional Cash Flow Information

	Years Ended December 31
	2015	2014
Cash flows from securities:
Available-for-sale securities
Maturities and calls	$7,658	$12,435
Sale of securities	-	3,155
Purchases	(7,283)	(7,803)
	$375	$7,787

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$455	$586
Income taxes	1,155	460

Supplemental schedule of noncash investing and financing activities:
Loans originated in sale of foreclosed real estate	$118	$223
Foreclosed real estate acquired in settlement of loans	262	726

On July 16, 2015, the Company purchased Saint James Federal Savings and Loan Association. Noncash investing and financing amounts are presented in Note 16.

On August 15, 2014, the Company purchased selected assets and assumed selected liabilities of a branch office located in Minnesota Lake, Minnesota from Frandsen Bank & Trust. The transaction, which did not meet the definition of a business combination, included loans of $6,247, building of $87 and deposits of $12,428.

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 20. Financial Information of Wells Financial Corp. (Parent Only)

The Company’s condensed statements of financial condition as of December 31, 2015 and 2014 and related condensed statements of income and cash flows for the years then ended:

Condensed Balance Sheets

Assets	2015	2014

Cash	$2,094	$740
Prepaid fees and other assets	166	218
Investment in Wells Federal Bank	29,060	25,661
Total Assets	$31,320	$26,619

Liabilities and Stockholders’ Equity

Liabilities	$20	$-
Mezzanine equity	2,881	2,533
Stockholders’ equity	28,419	24,086
Total liabilities and stockholders’ equity	$31,320	$26,619

Condensed Statements of Income

	2015	2014

Compensation and benefits	$24	$22
Other expense	152	49
Loss before income taxes	(176)	(71)

Income tax benefit	58	13
Net loss before dividends and equity in undistributed income of subsidiary	(118)	(58)

Dividends from subsidiary	1,600	1,477
Equity in undistributed income of subsidiary	3,412	(116)
Net income	$4,894	$1,303

Wells Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements
(Dollars in Thousands, Except Per Share Data)

Note 20. Financial Information of Wells Financial Corp. (Parent Only) (Continued)

Condensed Statements of Cash Flows

	2015	2014
Cash Flows From Operating Activities
Net Income	$4,894	$1,303
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	26	-
Equity in undistributed net income of subsidiary	(3,412)	116
Other assets	(120)	(70)
Other liabilities	20	(17)
Net cash provided by operating activities	1,408	1,332

Cash Flows From Financing Activities
Issuance of shares of common stock	1,007	-
Purchase of treasury stock	(505)	(703)
Dividends paid	(556)	(453)
Net cash used in financing activities	(54)	(1,156)
Net increase in cash	1,354	176

Cash and Cash Equivalents
Beginning	740	564
Ending	$2,094	$740

Note 21. Subsequent Event

On February 1, 2016 the Bank was granted regulatory approval to pay a $4.2 million dividend to the Company. This dividend represents 35.1% ($478) of the Bank’s 2014 net income and 75.0% ($3,757) of the Bank’s 2015 net income. This dividend was paid on February 16, 2016. On February 17, 2016 the Company declared a $0.25 per share dividend, payable on March 28, 2016 to shareholders of record on March 14, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 21, 2016.

WELLS FINANCIAL CORP.

By:	/s/ James D. Moll
James D. Moll
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on March 21, 2016 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ James D. Moll	/s/ Randel I. Bichler
James D. Moll President, Chief Executive Officer, Director, (Principal Executive Officer)	Randel I. Bichler Chairman of the Board and Director

/s/ Gerald D. Bastian	/s/ David Buesing
Gerald D. Bastian Director	David Buesing Director

/s/ Richard Mueller	/s/ Patrick Scott
Richard Mueller Director	Patrick Scott Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

50